Form 10QSB
period 1995-09-30
COMMAND CREDIT CORP
filed 1995-11-14
CIK 856130

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from            to

                        Commission File Number 0-18270

                          COMMAND CREDIT CORPORATION
          (Exact name of the registrant as specified in its charter)

                     NEW YORK                     11-2857523
          (State or other jurisdiction of     (I.R.S. Employer
         incorporation or organization)      Identification No.)

                             100 Garden City Plaza
                         Garden City, New York  11530
                   (Address of principal executive offices)

                                (516) 739-8800
                        (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X         No

State the number of shares outstanding of each of the issuer's classes of common equity: 990,463 shares as of November 10, 1995. (Reflects a One Hundred Fifty
(150) for One (1) reverse stock split effective October 26, 1995.)

Transitional Small Business Disclosure Format (check one):
                              Yes / /     No  /X/

                              Page 1 of 11 pages.

PART I :  Financial Information
--------  ------------------------------
ITEM I:   Financial Statements
--------  -------------------------------


                  COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS

                                                    September 30
                                                        1995
                                                    ------------
                                                    (Unaudited)

Current Assets:

  Cash in Banks (Note 2)                                $184,430
  Accounts Receivable (Note 3)                            60,429
  Note Receivable (Note 4)                               360,000
  Prepaid Expenses (Note 5)                              488,900
  Interest Receivable (Note 6)                           120,900
  Stock Subscriptions Receivable (Note 7)                597,332
                                                     -----------
  Total Current Assets                                 1,811,991
                                                     -----------
Fixed Assets:

  Equipment                                              548,058
  Furniture & Fixtures                                   150,214
  Leasehold Improvements                                 218,603
                                                     -----------
                                                         916,875
  Less:  Accumulated Depreciation
            and Amortization                             666,722
                                                     -----------
  Total Net Fixed Assets                                 250,153
                                                     -----------
Other Assets:

  Investment in Subsidiaries (Note 8)                    366,576
  Investments (Note 9)                                   261,838
  Organization Expenses                                    1,377
  Computer Software                                       44,449
  Goodwill                                                96,080
  Security Deposits                                       34,241
                                                     -----------
  Total Other Assets                                     804,561
                                                     -----------
Total Assets                                          $2,866,705
                                                     ===========



          The accompanying notes are an integral part of this report.

                  COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                      LIABILITIES & SHAREHOLDERS' EQUITY

                                                    September 30
                                                        1995
                                                    ------------
                                                    (Unaudited)


Current Liabilities:
  Accounts Payable & Accrued Expenses (Note 10)       $608,611
  Leases Payable                                        27,034
  Taxes Payable (Note 11)                              319,735
  Notes Payable (Note 12)                               41,236
  Salaries Payable (Note 13)                           144,167
  Loans Payable (Note 12)                              163,760
                                                   -----------
  Total Current Liabilities                          1,304,543
                                                   -----------
Long Term Liabilities:
  Leases Payable                                        26,112
  Notes Payable (Note 12)                              483,909
                                                   -----------
  Total Long Term Liabilities                          510,021
                                                   -----------
Total Liabilities                                    1,814,564
                                                   -----------
Shareholders' Equity:
  Common Stock - Authorized
   150 Mill. shares, $.0001 par
   value, 145,625,577 issued
   and outstanding at 9/95                             14,562
  Paid-In-Capital in Excess of
   Par Value                                       28,782,505
  Paid-In-Capital from
   Treasury Stock                                     946,434
  Paid-In-Capital from Warrants
   Exercised                                          902,389
  Translation Adjustment                                5,525
  Retained Earnings (Deficit)                     (28,874,574)
                                                  -----------
  Total Shareholders' Equity                        1,676,841
Less: Treasury Shares at Cost                         624,700
                                                  -----------
Net Shareholders' Equity                            1,052,141
                                                  -----------
Total Liabilities and
  Shareholders' Equity                             $2,866,705
                                                  ===========


          The accompanying notes are an integral part of this report.

              COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED
                              (UNAUDITED)


                                            SEPTEMBER 30          SEPTEMBER 30
                                                1995                  1994
                                            ------------          ------------
Revenues:
  Operating Revenue                             $142,060                $8,521
  Interest Income                                      0                10,544
                                              ----------           -----------
  Total Revenue                                  142,060                19,065
                                              ----------           -----------

Operating Expenses:
  Selling Expenses:
  Travel & Entertainment                          51,099                59,997
  Consulting                                     712,280               330,589
  Commissions                                     59,299                11,221
  Public Relations                               785,454                   818
  Other                                           59,986               111,108
                                              ----------           -----------
Total Selling Expenses                         1,668,118               513,733
                                              ----------           -----------
Administrative Expenses:
  Salaries & Outside Services                    273,197               223,739
  Professional Fees                              110,294               101,297
  Rent                                            45,706                20,991
  Insurance                                       32,726                15,083
  Depreciation & Amortization                     33,211                20,438
  Other                                           52,807                34,118
                                              ----------           -----------
Total Administrative Expenses                    547,941               415,666
                                              ----------           -----------

  Taxes                                           30,466                25,529
                                              ----------           -----------
Total Operating Expenses                       2,246,525               954,908
                                              ----------           -----------

Net (Loss) from Operations                   ($2,104,465)            ($935,863)

Non-Operating & Non-Recurring:

  (Loss) on Investment                        (1,907,793)              (62,385)
  Bad Debt Expense                              (618,313)                    0
                                              ----------           -----------

Net (Loss)                                   ($4,630,571)            ($998,248)
                                              ==========           ===========

Net (Loss) per Outstanding
  Common Share (Note 14)                          ($0.04)               ($0.04)
                                              ==========           ===========

          The accompanying notes are an integral part of this report.

                  COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                          FOR THE THREE MONTHS ENDED
                                  (UNAUDITED)


                                             SEPTEMBER 30          SEPTEMBER 30
                                                 1995                  1994
                                             -------------         ------------
Cash Flow from Operations:

Net (Loss)                                   ($4,630,571)           ($998,248)
Adjustments to Reconcile Net Loss
  to Net Cash Provided by Operations
  Depreciation & Amortization                   (296,064)              33,020
Increase (Decrease) in:
  Accounts Payable                              (720,808)            (146,019)
  Leases Payable                                 (53,726)              (3,426)
  Taxes Payable                                 (173,325)              52,948
  Notes Payable                                 (145,929)                   0
  Salaries Payable                                61,250                    0
  Loans Payable                                   (7,866)                   0
(Increase) Decrease in:
  Prepaid Expenses                              (469,592)             (78,308)
  Interest Receivable                                  0              (10,452)
  Accounts Receivable                            224,685               31,907
  Stock Subscriptions Receivable                       0              287,850
  Organization Expenses                           29,148               (4,391)
  Computer Software                                2,963                    0
                                             -----------           ----------
Net Cash Used (Provided) by Operations        (6,179,835)            (835,119)
                                             -----------           ----------
Cash Flow from Financing Activities:
  Proceeds from Issuance of Common Stock       1,654,345              819,466
  Purchase of Treasury Stock                      (5,000)                   0
  Retained Earnings Liquidated Subsidiaries    1,876,281                    0
  Investment in Subsidiaries                   1,630,881                    0
                                             -----------           ----------
Net Cash Flow from Financing Activities        5,156,507              819,466
                                             -----------           ----------

Cash Flow from Investing Activities:

  Capital Expenditures Paid in Cash              420,090              (55,672)
  Translation Adjustment                         (14,035)                 140
  Bank/Data Center Acquisition                   260,993                    0
  Goodwill                                       306,311                3,390
  Investments                                      6,301               99,907
                                             -----------           ----------

Net Cash (Used) Provided by
  Investing Activities                           979,660               47,765
                                             -----------           ----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                               (43,668)              32,112

Cash and Cash Equivalents Beginning
  of Period                                      228,098              107,561
                                             -----------           ----------

Cash and Cash Equivalents End of Period         $184,430             $139,673
                                             ===========           ==========


          The accompanying notes are an integral part of this report.

                  COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) Method of Accounting: Command Credit Corporation ("Command" or the "Company") utilizes the accrual method of accounting in recording all transactions.

B) Consolidation: Command Credit Acceptance Corporation ("Acceptance") was incorporated in Florida on September 9, 1985. On October 12, 1988, Acceptance was acquired by Video Plan International Corp. ("VPI"), a New York corporation with virtually no business activity since 1980. Simultaneously, VPI changed its name to Command Credit Corporation. Results of operations of Command and its subsidiaries are reported on a consolidated basis.

C) Foreign Currency: Currency fluctuations resulting from the consolidation of Foreign Offices are accumulated as prescribed by translation of foreign operations under FASB 52. The resulting translation gains and losses are shown as a component of Stockholders' Equity.

D) Depreciation & Amortization:  Depreciation of fixed assets is being computed on a straight line basis at rates adequate to allocate the cost of the assets over their useful lives. Organization expense and Goodwill are being amortized over five and thirty year periods, respectively.

E) Income taxes: Command recognizes taxes on income as the liability is incurred. To date Command has accumulated net operating losses which can be used to offset future earnings.

Command has a carryforward net operating loss of $27,684,127 for use in future taxable years.

NOTE 2:  CASH IN BANKS

Cash on hand represents amounts available for current operations held in cash, checking accounts and interest bearing accounts.

NOTE 3:  ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables in connection with our credit card division.

NOTE 4:  NOTE RECEIVABLE

Note receivable consists of an amount due to Command as a result of a guaranteed investment.

NOTE 5:  PREPAID EXPENSES

Prepaid expenses consists primarily of public relations, marketing and consulting expenses incurred in connection with the development of the Company's business plan.

NOTE 6:  INTEREST RECEIVABLE

Interest receivable represents interest accrued on outstanding subscriptions.

NOTE 7:  STOCK SUBSCRIPTIONS RECEIVABLE

Stock subscriptions receivable represent subscriptions outstanding at September 30, 1995.

NOTE 8:  INVESTMENT IN SUBSIDIARIES

In June 1995, Command pursuant to an arbitration agreement contained in a written contract, entered a Demand for Arbitration against Prime Source Total Managed Care, Inc., ("Prime"). The nature of the dispute is fraud and misrepresentation, and the relief sought is recision of the transaction and return of the Company's investment. In addition, Command as the principle shareholder of Prime, has brought a shareholder's derivative action against the principal officers of Prime alleging fraud, misrepresentation and abuse of their fiduciary duties to Prime.


In addition, on September 21, 1995, a wholly-owned subsidiary of Prime filed for bankruptcy. (See Item 1, Part II)

In March 1995, Command through its wholly owned subsidiary, Command America Corp., concluded the acquisition of 100% of Berwyn Holdings, Inc., a bank card servicing company, located in Wilmington, Delaware.

NOTE 9:  INVESTMENTS

Investments consist of two publicly held corporations.

NOTE 10:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consists of miscellaneous trade payables and amounts due to vendors. Accrued expenses consist primarily of expenses incurred during the period but invoiced after September 30, 1995.

NOTE 11:  TAXES PAYABLE

Taxes payable consists of amounts due to federal, state & local agencies for payroll taxes withheld.


NOTE 12:  NOTES AND LOANS PAYABLE

Notes and loans payable consist primarily of amounts due to third party short and long-term lenders.

NOTE 13:  SALARIES PAYABLE

Salaries payable consists of amounts owed to the Chairman and Executive Vice-President of Command. These officers have not drawn a salary for the past several months and will continue not to draw a salary until such time when sufficient revenues are generated from the imminent implementation of the Company's programs.

NOTE 14:  LOSS PER SHARE

Loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding during the three months ended September 30, 1995 and 1994 were 123,890,242 and 28,495,920, respectively.

NOTE 16:  SUBSEQUENT EVENT
In October 1995, Command signed a definitive agreement with Jetlease/Finance Corp., a Florida corporation ("Jetlease"), to acquire 100% of the common stock of Fidelity Holding Corp., a wholly owned subsidiary of Jetlease. Jetlease is primarily engaged in the leasing of small, medium and large aircraft to corporations and high net worth individuals.


This acquisition will add approximately Ten Million Dollars ($10,000,000) to Command's asset base and net worth and is anticipated to generate approximately One Million Two Hundred Thousand Dollars ($1,200,000) in annual revenue.

On October 4, 1995, Command's Board of Directors approved a reverse stock split of its common shares, pursuant to which every One Hundred Fifty (150) shares of the Company's issued and outstanding common stock was converted to One (1) share. This reverse split became effective on October 26, 1995. In addition, the Company will issue, to shareholders of record as of the close of business on Wednesday, October 25, 1995, a warrant equivalent to a 300% common stock dividend (post split), at no cost to the shareholder. The Company will register these warrants under an applicable registration statement within 120 days. Eighteen months from October 26, 1995, the warrants may be exercised at a price of $3.50 per share and converted into common stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the three months ended September 30, 1995 were $142,060 compared with $19,065 for the three months ended September 30, 1994. This increase in revenues is primarily attributable to revenue received by our credit card division.

Operating expenses for the three months ended September 30, 1995 and 1994 were $2,246,525 and $954,928, respectively. The increase in operating expenses is due primarily to the increase in consulting and public relations expenses incurred in connection with the development of the Company's business plan.

For the three months ended September 30, 1995 and 1994 the Company had net losses of $4,630,571 and $998,248, respectively. The increase in losses is due primarily to an increase in consulting, public relations and marketing expenses as well as an increase in non-operating and non-recurring expenses. These non-operating and non-recurring expenses were incurred as a result of the liquidation of two inactive subsidiaries as well as the write-off of the Company's investment in Prime. (See Item 1, Part II)

Capital Resources and Liquidity

As of September 30, 1995 Command held cash and short-term investments of $184,430. These funds along with revenues generated from the acquisition of Fidelity Holding Corp., will enable the Company to meet its working capital needs.

The Company continues to explore new means to increase the capital base to finance current operations and to fund new programs.



         The remainder of this page has been intentionally left blank.

                          Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 21, 1995, Management Plus, Inc., a wholly owned subsidiary of Prime Source Total Managed Care, Inc. ("Prime") filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court (Utah,
District). The Company holds 88% of the Common Stock of Prime.

Pursuant to a Stock Purchase Agreement dated October 28, 1994, the Company filed on June 15, 1995, a Demand for Arbitration before the American Arbitration Association against Prime and the former selling shareholders of Prime seeking recision of the contract and return of the Company's investment.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     None

(b) Reports on Form 8-K

     None



        The remainder of this page has been intentionally left blank.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    November 13, 1995                     COMMAND CREDIT CORPORATION
                                                        (Registrant)

                                                By: /s/ William G. Lucas
                                                    -----------------------
                                                    William G. Lucas,
                                                    Chairman, President,
                                                    Chief Executive Officer
                                                    and Chief Financial Officer