Form 10QSB/A
period 1995-09-30
COMMAND CREDIT CORP
filed 1995-12-06
CIK 856130

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A

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

                               EXPLANATORY NOTE

Due to a printer's error, the line item "Retained Earnings (Deficit)" was incorrectly reported as "(28,874,574)" in the "Liabilities & Shareholders' Equity" table. The correct amount is "(28,974,574)".

Such table, as corrected, is included herein and hereby amended.

                  COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                      LIABILITIES & SHAREHOLDERS' EQUITY

                                                    September 30
                                                        1995
                                                    ------------
                                                    (Unaudited)


Current Liabilities:
  Accounts Payable & Accrued Expenses (Note 10)       $608,611
  Leases Payable                                        27,034
  Taxes Payable (Note 11)                              319,735
  Notes Payable (Note 12)                               41,236
  Salaries Payable (Note 13)                           144,167
  Loans Payable (Note 12)                              163,760
                                                   -----------
  Total Current Liabilities                          1,304,543
                                                   -----------
Long Term Liabilities:
  Leases Payable                                        26,112
  Notes Payable (Note 12)                              483,909
                                                   -----------
  Total Long Term Liabilities                          510,021
                                                   -----------
Total Liabilities                                    1,814,564
                                                   -----------
Shareholders' Equity:
  Common Stock - Authorized
   150 Mill. shares, $.0001 par
   value, 145,625,577 issued
   and outstanding at 9/95                             14,562
  Paid-In-Capital in Excess of
   Par Value                                       28,782,505
  Paid-In-Capital from
   Treasury Stock                                     946,434
  Paid-In-Capital from Warrants
   Exercised                                          902,389
  Translation Adjustment                                5,525
  Retained Earnings (Deficit)                     (28,974,574)
                                                  -----------
  Total Shareholders' Equity                        1,676,841
Less: Treasury Shares at Cost                         624,700
                                                  -----------
Net Shareholders' Equity                            1,052,141
                                                  -----------
Total Liabilities and
  Shareholders' Equity                             $2,866,705
                                                  ===========

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    December 6, 1995                      COMMAND CREDIT CORPORATION
                                                        (Registrant)

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