Form 10QSB
period 1995-12-31
COMMAND CREDIT CORP
filed 1996-02-07
CIK 856130

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

     (Mark One)
        [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED DECEMBER 31, 1995

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

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

                   Yes  X         No ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 26, 1996, 7,746,732. This amount reflects One Hundred Fifty (150) for One (1) reverse stock split effective October 27, 1995.

Transitional Small Business Disclosure Format (check one):

                   Yes ____       No  X



                  COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                    ASSETS

                                                            (UNAUDITED)
                                                            December 31
                                                               1995
                                                            -----------
Current Assets:

  Cash and Cash Equivalents (Note 2)                          $184,199
  Accounts Receivable (Note 3)                                  44,124
  Notes Receivable (Note 4)                                 10,360,000
  Prepaid Expenses (Note 5)                                    329,380
  Interest Receivable (Note 6)                                 120,900
  Stock Subscriptions Receivable (Note 7)                      597,332
                                                           -----------
  Total Current Assets                                      11,635,935
                                                           -----------
Fixed Assets:

  Equipment                                                    555,927
  Furniture & Fixtures                                         151,269
  Leasehold Improvements                                       225,003
                                                           -----------
                                                               932,199
  Less:  Accumulated Depreciation
            and Amortization                                   701,463
                                                           -----------
  Total Net Fixed Assets                                       230,736
                                                           -----------
Other Assets:

  Investment in Subsidiaries (Note 8)                          366,576
  Investments (Note 9)                                          74,338
  Organization Expenses                                            840
  Computer Software                                             46,521
  Goodwill                                                      95,242
  Security Deposits                                             39,241
                                                           -----------
  Total Other Assets                                           622,758
                                                           -----------
Total Assets                                               $12,489,429
                                                           ===========


         The accompanying notes are an integral part of tthis report.

                  COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                       LIABILITIES & SHAREHOLDERS' EQUITY

                                      F-1


                                                              (UNAUDITED)
                                                              December 31
                                                                 1995
                                                              -----------
Current Liabilities:

  Accounts Payable & Accrued Expenses (Note 10)                 $533,337
  Leases Payable                                                  25,060
  Taxes Payable (Note 11)                                        294,278
  Notes Payable (Note 12)                                         52,059
  Salaries Payable (Note 13)                                     108,333
  Loans Payable (Note 12)                                        723,760
                                                             -----------
  Total Current Liabilities                                    1,736,827
                                                             -----------
Long Term Liabilities:

  Leases Payable                                                  23,649
  Notes Payable (Note 12)                                        641,909
                                                             -----------
  Total Long Term Liabilities                                    665,558
                                                             -----------
Total Liabilities                                              2,402,385
                                                             -----------
Shareholders' Equity: (Note 14)

  Common Stock - Authorized
  150 Mill. shares, $.0001 par
   value, 6,818,212 issued
   and outstanding at 12/95                                          682
  Paid-In-Capital in Excess of
   Par Value                                                  45,406,407
  Paid-In-Capital from
   Treasury Stock                                                946,434
  Paid-In-Capital from Warrants
   Exercised                                                     902,389
  Translation Adjustment                                           5,527
  Retained Earnings(Deficit)                                 (36,524,695)
                                                             -----------
  Total Shareholders' Equity                                  10,736,744
Less: Treasury Shares at Cost                                    649,700
                                                             -----------
Net Shareholders' Equity                                      10,087,044
                                                             -----------

Total Liabilities and
   Shareholders' Equity                                      $12,489,429
                                                             ===========

          The accompanying notes are an integral part of this report.

                  COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                              FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                              DECEMBER 31    DECEMBER 31     DECEMBER 31      DECEMBER 31
                                                  1995           1994            1995              1994
                                              ------------   ------------    -------------    --------------
Revenues:

  Operating Revenue                              $228,614       $403,014         $370,674          $411,535

  Interest Income                                     -0-         10,455              -0-            20,999
                                              ------------   ------------    -------------    --------------
  Total Revenue                                   228,614        413,469          370,674           432,534
                                              ------------   ------------    -------------    --------------
Operating Expenses:

  Selling Expenses (Schedule I)                 6,159,056        503,130        7,827,174         1,016,863

  Administrative Expenses (Schedule II)           654,178        667,457        1,202,119         1,083,123

  Taxes                                            63,784         23,978           94,250            49,507
                                              ------------   ------------    -------------    --------------
  Total Operating Expenses                      6,877,018      1,194,565        9,123,543         2,149,493
                                              ------------   ------------    -------------    --------------

Net (Loss) from Operations                    ($6,648,404)     ($781,096)     ($8,752,869)      ($1,716,959)

Non-Operating & Non-Recurring:

   (Loss) on Investment                          (187,500)      (115,576)      (2,095,293)         (177,961)

   Bad Debt Expense                               (53,500)           -0-         (671,813)              -0-
                                              ------------   ------------    -------------    --------------
Net (Loss)                                    ($6,889,404)     ($896,672)    ($11,519,975)      ($1,894,920)
                                              ============   ============    =============    ==============

Net (Loss) per Outstanding
  Common Share (Note 15)                           ($2.85)*       ($0.02)          ($5.43)*           (0.06)
                                              ============   ============    =============    ==============

* NOTE: This amount reflects a One Hundred Fifty (150) for One (1) reverse stock split effective October 27, 1995

          The accompanying notes are an integral part of this report.

                    COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                              FOR THE SIX MONTHS ENDED
                                  (UNAUDITED)

                                               DECEMBER 31        DECEMBER 31
                                                   1995               1994
                                               -----------        -----------
Cash Flow from Operations:
--------------------------
Net (Loss)                                     ($11,519,975)       ($1,894,920)
Adjustments to Reconcile Net Loss
  to Net Cash Provided by Operations
   Depreciation & Amortization                     (261,323)           185,302
Increase (Decrease) in:
   Accounts Payable                                (796,082)           166,205
   Leases Payable                                   (58,163)            (6,360)
   Taxes Payable                                   (198,782)           176,511
   Notes Payable                                     22,894            279,580
   Salaries Payable                                  25,416                -0-
   Loans Payable                                    552,134                -0-
(Increase) Decrease in:
   Accounts Receivable                              240,990           (245,491)
   Notes Receivable                             (10,000,000)               -0-
   Prepaid Expenses                                (310,072)           (24,035)
   Interest Receivable                                  -0-            (20,904)
   Stock Subscriptions Receivable                       -0-          1,020,600
   Organization Expenses                             29,685            (28,148)
   Computer Software                                    891                -0-
   Security Deposits                                 (5,000)               -0-
                                               -------------      -------------
Net Cash Used (Provided) by Operations          (22,277,387)          (391,660)
                                               -------------      -------------
Cash Flow from Financing Activities:
------------------------------------
   Proceeds from Issuance of Common Stock        18,264,367          3,026,733
   Purchase of Treasury Stock                       (30,000)            (1,750)
   Retained Earnings Liquidated Subsidiaries      1,215,564                -0-
   Investment in Subsidiaries                     1,630,881         (2,057,004)
                                               -------------      -------------
Net Cash Flow from Financing Activities          21,080,812            967,979
                                               -------------      -------------
Cash Flow from Investing Activities:
------------------------------------
   Capital Expenditures Paid in Cash                404,766           (217,717)
   Translation Adjustment                           (14,033)               612
   Bank/Data Center Acquisition                     260,993                -0-
   Goodwill                                         307,149              7,037
   Investments                                      193,801           (282,798)
                                               -------------      -------------
Net Cash Provided (Used) by Investing
  Activities                                      1,152,676           (492,866)
                                                ------------      -------------

Net (Decrease) Increase in Cash and
  Cash Equivalents                                  (43,899)            83,453
Cash and Cash Equivalents Beginning
  of Period                                         228,098            107,561
                                               -------------      -------------

Cash and Cash Equivalents End of Period            $184,199           $191,014
                                               =============      =============

          The accompanying notes are an integral part of this report.

                  COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                             SUPPORTING SCHEDULES
                                  (UNAUDITED)

                                           FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                           DECEMBER 31   DECEMBER 31    DECEMBER 31    DECEMBER 31
SCHEDULE I                                     1995           1994          1995           1994
-------------------                        ------------- -------------- -------------  ------------
Selling Expenses:
Salaries & Outside Services                     $91,671        $61,833      $105,117       $89,051
Travel & Entertainment                           51,612         72,949       102,711       132,946
Telephone                                        22,837         21,019        41,041        34,419
Advertising                                       4,145          8,273         4,482        14,573
Consulting                                    1,732,932        238,300     2,445,212       568,889
Commissions                                      98,385          6,609       157,684        17,830
Marketing Expenses                            1,450,171         67,795     1,469,290       125,917
Processing Charges                                8,941            -0-        17,721           -0-
Public Relations                              2,698,361          5,635     3,483,815         6,453
Trade Shows                                         -0-         20,717           100        26,785
                                           ------------- -------------- -------------  ------------

Total Selling Expenses                       $6,159,055       $503,130    $7,827,173    $1,016,863
                                           ============= ============== =============  ============


SCHEDULE II
-------------------
Administrative Expenses:
Salaries & Outside Services                    $232,212       $319,653      $505,409      $543,392
Professional Fees                                78,894        134,667       189,188       235,964
Office Expenses                                  22,392          7,265        23,491        13,035
Stock Transfer Fees                              98,566          1,623       101,342         3,188
Rent                                             47,154         38,109        92,860        59,100
Stationery, Printing & Postage                   21,833         40,337        37,670        47,535
Insurance                                        41,808         27,564        74,534        42,647
Maintenance & Sanitation                          5,486          5,381        11,410         9,774
Building & Equipment Leasing                      7,253         24,081        21,602        24,526
Depreciation & Amortization                      32,486         47,373        65,697        67,811
Utilities & Sundry Expenses                      28,640         20,665        29,363        35,163
Interest Expense                                 37,454            739        49,553           988
                                           ------------- -------------- -------------  ------------

Total Administrative Expenses                  $654,178       $667,457    $1,202,119    $1,083,123
                                           ============= ============== =============  ============

          The accompanying notes are an integral part of this report.

                  COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

                                  (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) Method of Accounting: Command Credit Corporation ("Command") utilizes the accrual method of accounting in recording all transactions.

B) Consolidation: Command Credit Acceptance Corporation ("Acceptance") was incorporated in Florida on September 9, 1985. On October 12, 1988, Acceptance was acquired by Video Plan International Corp. ("VPI"), a New York corporation with virtually no business activity since 1980. Simultaneously, VPI changed its name to Command Credit Corporation ("Command"). Results of operations of Command and its subsidiaries are reported on a consolidated basis.

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

E) Income taxes: Command recognizes taxes on income as the liability is incurred. To date, Command has accumulated net operating losses which can be used to offset future earnings.

NOTE 2:  CASH AND CASH EQUIVALENTS

Cash and cash equivalents represents amounts available for current operations held in cash, checking accounts and interest bearing accounts.

NOTE 3:  ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables in connection with our credit card division.

NOTE 4:  NOTES RECEIVABLE

In October 1995, Command signed a definitive agreement with Jetlease\Finance Corp., a Florida corporation ("Jetlease"), to acquire 100% of the common stock of Fidelity Holding Corp., a wholly owned subsidiary of Jetlease. Jetlease is primarily engaged in the leasing of small, medium and large aircraft to corporations and high net worth individuals. This acquisition resulted in two promissory notes totaling $10,000,000. Each note carries a 12% per annum interest rate. These notes are interest only for twenty-four (24) months with the entire principal due at the end of twenty-four (24) months. One note is collateralized by a 1974 Boeing 727-200F and the other note is collateralized by a 1971 Boeing 727-100.

In addition, the Company has a note receivable as a result of a guaranteed investment.

NOTE 5:  PREPAID EXPENSES

Prepaid expenses consists primarily of public relation expenses incurred in connection with the development of the Company's business plan.

NOTE 6:  INTEREST RECEIVABLE

Interest receivable represents interest accrued on outstanding subscriptions.

NOTE 7:  STOCK SUBSCRIPTIONS RECEIVABLE

Stock subscriptions receivable represent subscriptions outstanding at December 31, 1995.

NOTE 8:  INVESTMENT IN SUBSIDIARIES

Investment in subsidiaries consists primarily of the acquisition by Command, through its wholly owned subsidiary, Command America Corp., 100% of Berwyn Holdings, Inc., a bank card servicing company, located in Wilmington, Delaware.

In June 1995, Command pursuant to an arbitration agreement contained in a written contract, entered into a Demand for Arbitration against Prime Source Total Managed Care, Inc., (Prime). The nature of the dispute is fraud and misrepresentation, and the relief sought is recision of the transaction and return of the Company's investment. In addition, Command as the principal shareholder of Prime, has brought a shareholder's derivative action against the principal officers of Prime alleging fraud, misrepresentation and abuse of their fiduciary duties to the Company. In September 1995, Command wrote-off its entire investment in Prime.

In addition, on September 21, 1995, a wholly-owned subsidiary of Prime filed for bankruptcy. (See "Legal Proceedings")

NOTE 9:  INVESTMENTS

Investments consist of one publicly held corporation.

NOTE 10:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consists of miscellaneous trade payables and amounts due to vendors. Accrued expenses consist of expenses incurred during the period but invoiced after December 31, 1995.

NOTE 11:  TAXES PAYABLE


Taxes payable consists of amounts due to Federal, State & Local Agencies for payroll taxes withheld.

NOTE 12:  NOTES AND LOANS PAYABLE

Notes and loans payable consist of amounts lent to the Company by William G. Lucas, the Chairman of Command as well as amounts due to third party short and long-term lenders.

NOTE 13:  SALARIES PAYABLE

Salaries payable consists of amounts owed to Mr. Lucas. Mr. Lucas has not drawn a salary for the past several months and will continue not to draw a salary until such time when significant revenues are generated from the imminent implementation of the Company's programs. Mr. Lucas has also forgiven a significant portion of his salary in prior years.

NOTE 14:  SHAREHOLDERS' EQUITY

On October 4, 1995, Command's Board of Directors approved a reverse stock split of its common shares, pursuant to which every One Hundred Fifty (150) shares of the Company's issued and outstanding common stock was converted to One (1) share. This reverse split became effective on October 27, 1995. In addition, the Company has issued to shareholders of record as of the close of business on Thursday, October 26, 1995, a warrant equivalent to a 300% common stock dividend (post split), at no cost to the shareholder. Eighteen months from October 27, 1995, the warrants may be exercised at a price of $3.50 per share and converted into common stock. These warrants will be callable by the Company on October 28, 1998 at par value.

NOTE 15:  LOSS PER SHARE

Loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding during the three months ended December 31, 1995 and

1994 was 2,417,726 and 40,118,968, respectively. The weighted average number of common shares outstanding during the six months ended December 31, 1995 and 1994 was 2,120,170 and 34,470,730, respectively. The amounts for the 1995 periods reflect a One Hundred Fifty (150) for One (1) reverse stock split effective October 26, 1995.

NOTE 16:  Subsequent Event

In December 1995, Command acquired an additional 2,000 square feet of office space at 100 Garden City Plaza, Garden City, New York where it maintains its principal executive and marketing offices.

In January 1995, Command, through its wholly owned subsidiary, Berwyn Holdings Inc., signed a definitive agreement with European American Bank (EAB) to provide all of the credit card and payment processing services for EAB's secured credit card program.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

Revenues for the three and six months ended December 31, 1995 were $228,614 and $370,674, respectively, compared with $413,469 and $432,534 for the three and six months ended December 31, 1994, respectively. The decrease in revenues is due primarily to the write-off in September 1995 of Prime Source Total Managed Care, Inc.

Operating expenses for the three and six months ended December 31, 1995 were $6,877,018 and $9,123,543, respectively, compared with $1,194,565 and
$2,149,493, for the three and six months ended December 31, 1994, respectively. The increase in operating expenses is due primarily to the increase in consulting, marketing and public relations expenses incurred in connection with the continued promotion and development of the business operations of the Company and its subsidiaries.

For the three and six months ended December 31, 1995 the Company had net losses of $6,889,404 and $11,519,975, respectively compared with $896,672 and $1,894,920 for the three and six months ended December 31, 1994, respectively. The increase in losses is due primarily to the increase in consulting, marketing and public relations expenses incurred, as well as the increase in non-operating and non-recurring expenses. These non-operating and non-recurring expenses were incurred as a result of the liquidation of two inactive subsidiaries as well as the write-off of the Company's Investment in Prime.

Capital Resources and Liquidity

As of December 31, 1995 Command held cash and short-term investments of $184,199. These funds along with revenues generated from the acquisition of Fidelity Holding, Corp., will enable the Company to meet its working capital needs. Command had total assets of $12,489,429 and total liabilities of $2,402,385.

The Company continues to explore new means to increase its capital base to finance current operations and to implement its business plan.

Part II. OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  Amendment dated December 26, 1995 to lease agreement dated October 27, 1993 between the Company and New York Telephone Company relating to its Garden City headquarters.

              (b) Reports on Form 8-K

                  8-K dated November 30, 1995 to report:

                  Item 1.  Changes in Control of Registrant
                  Item 2.  Acquisition of Assets
                  Item 7.  Financial Statements, Pro-Forma
                           Financial Information and Exhibits

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 2, 1996                COMMAND CREDIT CORPORATION
                                              (Registrant)

                                   By: /s/ William G. Lucas
                                       William G. Lucas,
                                       Chairman, President,
                                       Chief Executive Officer
                                       and Chief Financial Officer