Form 10QSB
period 1996-03-31
COMMAND CREDIT CORP
filed 1996-05-09
CIK 856130

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

            (Mark One)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

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

                                    Yes  X    No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 7, 1996, 15,779,781. This amount reflects a One Hundred Fifty
(150) to One (1) reverse stock split effective October 27, 1995.

Transitional Small Business Disclosure Format (check one):

                                    Yes ___   No  X

PART 1:  Financial Information

ITEM 1:  Financial Statements

                  COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                     ASSETS
                                  (UNAUDITED)
                                                         March 31
                                                           1996
                                                        -----------
            Current Assets:
              Cash and Cash Equivalents (Note 2)        $    10,425
              Accounts Receivable (Note 3)                  120,842
              Notes Receivable (Note 4)                  10,360,000
              Prepaid Expenses (Note 5)                   1,756,921
              Interest Receivable (Note 6)                  420,900
              Stock Subscriptions Receivable (Note 7)       597,332
                                                        -----------
              Total Current Assets                       13,266,420
                                                        -----------
            Fixed Assets:
              Equipment                                     574,675
              Furniture & Fixtures                          158,096
              Leasehold Improvements                        225,003
                                                        -----------
                                                            957,774
              Less:  Accumulated Depreciation
                        and Amortization                    726,727
                                                        -----------
              Total Net Fixed Assets                        231,047
                                                        -----------
            Other Assets:
              Investment in Subsidiaries (Note 8)           366,576
              Investments (Note 9)                           25,249
              Organization Expenses                             305
              Computer Software                              53,302
              Goodwill                                       94,963
              Security Deposits                              39,241
                                                        -----------
              Total Other Assets                            579,636
                                                        -----------
            Total Assets                                $14,077,103
                                                        ===========

          The accompanying notes are an integral part of this report.

                  COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                       LIABILITIES & SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                                            March 31
                                                              1996
                                                          ------------
        Current Liabilities:
          Accounts Payable & Accrued Expenses (Note 10)   $    783,165
          Leases Payable                                        20,888
          Taxes Payable (Note 11)                              362,253
          Notes Payable (Note 12)                              211,088
          Salaries Payable (Note 13)                           113,750
          Loans Payable (Note 12)                              435,395
                                                          ------------
          Total Current Liabilities                          1,926,539
                                                          ------------
        Long Term Liabilities:
          Leases Payable                                        35,038
          Notes Payable (Note 12)                              811,259
                                                          ------------
          Total Long Term Liabilities                          846,297
                                                          ------------
        Total Liabilities                                    2,772,836
                                                          ------------
        Shareholders' Equity: (Note 14)
          Common Stock - Authorized
           150 Mill. shares, $.0001 par
           value, 14,454,225 issued
           and 14,033,941 outstanding at 03/96                   1,445
          Paid-In-Capital in Excess of
           Par Value                                        48,129,499
          Paid-In-Capital from
           Treasury Stock                                      946,434
          Paid-In-Capital from Warrants
           Exercised                                           902,389
          Translation Adjustment                                 5,528
          Retained Earnings(Deficit)                       (37,807,823)
                                                          ------------
          Total Shareholders' Equity                        12,177,472
        Less: Treasury Shares at Cost                          873,205
                                                          ------------
        Net Shareholders' Equity                            11,304,267
                                                          ------------
        Total Liabilities and
           Shareholders' Equity                           $ 14,077,103
                                                          ============

          The accompanying notes are an integral part of this report.

                  COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                             MARCH 31         MARCH 31         MARCH 31         MARCH 31
                                               1996             1995             1996             1995
                                           ------------     ------------     ------------     ------------
Revenues:
  Operating Revenue                        $    244,323     $    158,787     $    614,997     $    570,322
  Interest Income                               304,165              369          304,165           21,368
                                           ------------     ------------     ------------     ------------
  Total Revenue                                 548,488          159,156          919,162          591,690
                                           ------------     ------------     ------------     ------------
Operating Expenses:
  Selling Expenses (Schedule I)               1,016,882          844,337        8,844,055        1,861,200
  Administrative Expenses (Schedule II)         865,052          492,018        2,067,171        1,575,141
  Taxes                                          48,514           28,138          142,764           77,645
                                           ------------     ------------     ------------     ------------
  Total Operating Expenses                    1,930,448        1,364,493       11,053,990        3,513,986
                                           ------------     ------------     ------------     ------------
Net (Loss) from Operations                 ($ 1,381,960)    ($ 1,205,337)    ($10,134,828)    ($ 2,922,296)

Non-Operating & Non-Recurring:
   (Loss) on Investment                              -0-         (75,825)      (2,095,293)        (253,786)
   Gain on Investrment                           98,831               -0-          98,831               -0-
   Bad Debt Expense                                  -0-              -0-        (671,813)              -0-
                                           ------------     ------------     ------------     ------------
Net (Loss)                                 ($ 1,283,129)    ($ 1,281,162)    ($12,803,103)    ($ 3,176,082)
                                           ============     ============     ============     ============
Net (Loss) per Outstanding
  Common Share (Note 15)                         ($0.43)*         ($0.03)          ($1.72)*          (0.08)
                                           ============     ============     ============     ============

* NOTE: This amount reflects a One Hundred Fifty (150) to One (1) reverse stock split effective October 27, 1995.

          The accompanying notes are an integral part of this report.

                  COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           FOR THE NINE MONTHS ENDED
                                  (UNAUDITED)

                                                          MARCH 31         MARCH 31
                                                            1996             1995
                                                        ------------     ------------
Cash Flow from Operations:
- -------------------------
Net (Loss)                                              ($12,803,103)    ($ 3,176,082)
Adjustments to Reconcile Net Loss
 to Net Cash Provided by Operations
   Depreciation & Amortization                              (236,059)         274,638
Increase (Decrease) in:
   Accounts Payable                                         (546,254)         557,468
   Leases Payable                                            (50,946)          48,222
   Taxes Payable                                            (130,807)         284,374
   Notes Payable                                             351,273          460,624
   Salaries Payable                                           30,833               -0-
   Loans Payable                                             263,769               -0-
(Increase) Decrease in:
   Accounts Receivable                                       164,272         (148,626)
   Notes Receivable                                      (10,000,000)              -0-
   Prepaid Expenses                                       (1,737,613)          49,504
   Interest Receivable                                      (300,000)         (20,904)
   Stock Subscriptions Receivable                                 -0-       1,495,250
   Organization Expenses                                      30,220          (21,757)
   Computer Software                                          (5,890)         (50,771)
   Security Deposits                                          (5,000)          (1,769)
                                                        ------------     ------------
Net Cash Used (Provided) by Operations                   (24,975,305)        (249,829)
                                                        ------------     ------------
Cash Flow from Financing Activities:
- -----------------------------------
   Proceeds from Issuance of Common Stock                 20,988,222        4,560,720
   Purchase of Treasury Stock                               (253,505)          (1,750)
   Retained Earnings Liquidated Subsidiaries               1,215,564               -0-
   Investment in Subsidiaries                              1,630,881       (3,712,444)
                                                        ------------     ------------
Net Cash Flow from Financing Activities                   23,581,162          846,526
                                                        ------------     ------------

Cash Flow from Investing Activities:
- -----------------------------------
   Capital Expenditures Paid in Cash                         379,191         (354,457)
   Translation Adjustment                                    (14,032)             684
   Bank/Data Center Acquisition                              260,993               -0-
   Goodwill                                                  307,428           10,684
   Investments                                               242,890         (174,166)
                                                        ------------     ------------
Net Cash Provided (Used) by Investing Activities           1,176,470         (517,255)
                                                        ------------     ------------
Net (Decrease) Increase in Cash and Cash Equivalents        (217,673)          79,442
Cash and Cash Equivalents Beginning of Period                228,098          107,561
                                                        ------------     ------------
Cash and Cash Equivalents End of Period                 $     10,425     $    187,003
                                                        ============     ============

          The accompanying notes are an integral part of this report.

                  COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                              SUPPORTING SCHEDULES
                                  (UNAUDITED)

                                                   FOR THE                   FOR THE
                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                             MARCH 31     MARCH 31     MARCH 31     MARCH 31
SCHEDULE I                                     1996         1995         1996         1995
- ----------                                  ----------   ----------   ----------   ----------
Selling Expenses:
Salaries & Outside Services                 $   53,342   $  129,346   $  158,459   $  218,397
Travel & Entertainment                          88,076       67,355      190,787      200,301
Telephone                                       28,119       27,771       69,160       62,190
Advertising                                      6,512        9,407       10,994       23,980
Consulting                                     328,726      109,445    2,773,938      678,334
Commissions                                     82,811        5,049      240,495       22,879
Marketing Expenses                              86,458      252,926    1,555,748      378,843
Processing Charges                               9,220           -0-      26,941           -0-
Public Relations                               327,118      238,932    3,810,933      245,385
Trade Shows                                      6,500        4,106        6,600       30,891
                                            ----------   ----------   ----------   ----------
Total Selling Expenses                      $1,016,882   $  844,337   $8,844,055   $1,861,200
                                            ==========   ==========   ==========   ==========
SCHEDULE II
- -----------
Administrative Expenses:
Salaries & Outside Services                 $  243,498   $  212,963   $  748,907   $  756,355
Professional Fees                              413,474       40,651      602,662      276,615
Office Expenses                                 16,723        2,996       40,214       16,031
Stock Transfer Fees                              4,753       19,656      106,095       22,844
Rent                                            55,643       35,985      148,503       95,085
Stationery, Messenger, Printing & Postage       23,026       20,546       60,696       68,081
Insurance                                       31,764       33,403      106,298       76,050
Maintenance & Sanitation                         8,697       10,164       20,107       19,938
Building & Equipment Leasing                     7,688       22,105       29,290       46,631
Depreciation & Amortization                     29,910       58,075       95,607      125,886
Utilities & Sundry Expenses                      5,625       18,570       34,988       47,074
Interest Expense                                24,251        3,143       73,804        4,131
Relocation Expense                                  -0-          -0-          -0-         466
Meeting Expense                                     -0-      13,761           -0-      19,954
                                            ----------   ----------   ----------   ----------
Total Administrative Expenses               $  865,052   $  492,018   $2,067,171   $1,575,141
                                            ==========   ==========   ==========   ==========

          The accompanying notes are an integral part of this report.

                  COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE PERIODS ENDED MARCH 31, 1996 & 1995
                                  (UNAUDITED)

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

NOTE 4:  NOTES RECEIVABLE

In October 1995, Command signed a definitive agreement with Jetlease Finance Corp., a Florida corporation ("Jetlease"), to acquire 100% of the common stock of Fidelity Holding Corp., a wholly-owned subsidiary of Jetlease. Jetlease is primarily engaged in the leasing of small, medium and large aircraft to corporations and high net worth individuals. This acquisition resulted in two promissory notes totaling ten million dollars ($10,000,000). Each note carries a 12% per annum interest rate. These notes are interest only for twenty-four (24) months with the entire principal due at the end of twenty-four (24) months. One note is collateralized by a 1974 Boeing 727-200F and the other note is collateralized by a 1971 Boeing 727-100.

In addition, the Company has a note receivable as a result of a guaranteed investment.

NOTE 5:  PREPAID EXPENSES

Prepaid expenses consists primarily of public relation expenses, consulting expenses and marketing expenses incurred in connection with the continued promotion and development of the business operations of the Company and its subsidiaries.

NOTE 6:  INTEREST RECEIVABLE

Interest receivable consists primarily of amounts due from Jetlease as payment on the two promissory notes (see Note 4), as well as interest accrued on outstanding subscriptions.

NOTE 7:  STOCK SUBSCRIPTIONS RECEIVABLE

Stock subscriptions receivable represent subscriptions outstanding at March 31, 1996.

NOTE 8:  INVESTMENT IN SUBSIDIARIES

Investment in subsidiaries consists primarily of the acquisition by Command, through its wholly owned subsidiary, Command America Corp., of 100% of Berwyn Holdings Inc., a bank card servicing company, located in Wilmington, Delaware.

In June 1995, Command, pursuant to an arbitration agreement contained in a written contract, entered into a Demand for Arbitration against Prime Source Managed Total Care, Inc., (Prime). The nature of the dispute is fraud and misrepresentation, and the relief sought is recision of the transaction and return of the Company's investment. In addition, Command as the principal shareholder of Prime, has brought a shareholder's derivative action against the principal officers of Prime alleging fraud, misrepresentation and abuse of their fiduciary duties to the Company. In September 1995, Command wrote-off its entire investment in Prime.

In addition, on September 21, 1995, a wholly-owned subsidiary of Prime filed for bankruptcy.

NOTE 9:  INVESTMENTS

Investments consist of one publicly held corporation.

NOTE 10:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consists of miscellaneous trade payables and amounts due to vendors. Accrued expenses consist primarily of expenses incurred during the period but invoiced after March 31, 1996.

NOTE 11:  TAXES PAYABLE

Taxes payable consists of amounts due to Federal, State & Local Agencies for payroll taxes withheld.

NOTE 12:  NOTES AND LOANS PAYABLE

Notes and loans payable consist of amounts lent to the Company by William G. Lucas, the Chairman of Command as well as amounts due to third party short and long-term lenders.

NOTE 13:  SALARIES PAYABLE

Salaries payable consists of amounts owed to Mr. Lucas, the Chairman of Command. Mr. Lucas has not drawn a salary for the past several months and will continue not to draw a salary until such time when significant revenues are generated from the imminent implementation of the Company's programs. Mr. Lucas has also forgiven a significant portion of his salary in prior years.

NOTE 14:  SHAREHOLDERS' EQUITY

On October 4, 1995, Command's Board of Directors approved a reverse stock split of its common shares, pursuant to which every One Hundred Fifty (150) shares of the Company's issued and outstanding common stock was converted to One (1) share. This reverse split became effective on October 27, 1995. In addition, the Company has issued to shareholders of record as of the close of business on Thursday, October 26, 1995, a warrant equivalent to a 300% common stock dividend (post split), at no cost to the shareholder. Eighteen months from October 27, 1995, the warrants may be exercised and converted into common stock. These warrants will be callable by the Company on October 28, 1998 at par value.

On March 4, 1996, Command announced its intent, from time to time, to purchase its own securities in the open market. As of March 31, 1996, Command purchased 420,000 shares of it securities in the open market. Command also has additional shares held in treasury.

NOTE 15:  LOSS PER SHARE

Loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding during the three months ended March 31, 1996 and 1995 was 3,006,168 and 46,728,250, respectively. The weighted average number of common shares outstanding during the nine months ended March 31, 1996 and 1995 was 7,437,284 and 38,705,171, respectively. The amounts for the 1996 periods reflect a One Hundred Fifty (150) to One (1) reverse stock split effective October 27, 1995.

NOTE 16:  SUBSEQUENT EVENT

On April 12, 1996, the Company filed a Registration Statement on Form SB-2 with respect to 13,570,000 shares of its common stock, of which 10,000,000 shares are being offered by the Company and 3,570,000 shares are being offered by a selling shareholder. The Company will not receive any proceeds from the shares being sold by the selling shareholder.

On April 21, 1996, an involuntary petition under Chapter 7 (liquidation) of the United States Bankruptcy Code was filed against Jetlease in the United States Bankruptcy Court for the Southern District of Florida. Jetlease consented to the entry of an order for relief, the conversion of the case to a case under Chapter 11 (reorganization) and the appointment of a trustee.

In October 1995, Command signed a definitive agreement with Jetlease Finance Corporation ("Jetlease") under which Command acquired 100% of the common stock of Fidelity Holding Corporation ("Fidelity"), a wholly owned subsidiary of Jetlease (the "Jetlease Transaction"). The Jetlease Transaction provided for Jetlease to issue promissory notes in the principal amount of $10,000,000 in the aggregate, at 12% interest payable at $100,000 per month commencing January 18, 1996, secured by two aircraft valued collectively at $10,000,000. As part of the Jetlease Transaction, Jetlease purchased $12,000,000 worth of Command restricted common stock.

The first interest payment of $100,000 which was due by Jetlease during the quarter was not paid. Command notified Jetlease and the Federal Aviation Administration ("FAA") of the default and commenced an action to foreclose on its collateral, the aircraft. Command also commenced an action against Jetlease, its principals and others for damages including, in the event of a deficiency, upon the notes and other damages.

Subsequent to March 31, 1996, the FAA recorded Command as registered owner holding full title to the aircraft which served as collateral for the notes issued in the Jetlease Transaction.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

Revenues for the three and nine months ended March 31, 1996 were $548,488 and $919,162, respectively, compared with $159,156 and $591,690, for the three and nine months ended March 31, 1995. This increase in revenues is due primarily to the improved operations of Command's subsidiaries. Specifically, revenues for the subsidiaries increased as a result of the ability of such subsidiaries to market and issue a greater number of credit cards, market and issue a greater number of equipment leases and attract more banking clients for its credit card servicing business in 1996 than had been the case in the previous year. Command's credit card division is currently servicing credit cards for European American Bank (EAB), NatWest Bank and several smaller banks.

Operating expenses for the three and nine months ended March 31, 1996 were $1,930,448 and $11,053,990, respectively compared with $1,364,493 and
$3,513,986, respectively for the three and nine months ended March 31, 1995. The increase in operating expenses is due primarily to the increase in consulting, marketing and public relations expenses incurred in connection with the continued promotion and development of the business operations of the Company and its subsidiaries.

For the three and nine months ended March 31, 1996 the Company had net losses of $1,283,129 and $12,803,103, respectively compared to $1,281,162 and $3,176,082 for the three and nine months ended March 31, 1995. The increase in net losses is due primarily to expenses incurred in connection with the continued promotion and development of the business operations of the Company and its subsidiaries, and the operating losses of its subsidiaries. The increase in operating expenses is due primarily to the increase in consulting, marketing and public relations expenses described above as well as an increase in non-operating and non-recurring expenses. These non-operating and non-recurring expenses were incurred as a result of the liquidation of two inactive subsidiaries as well as the write-off of the Company's Investment in Prime.

Capital Resources and Liquidity

As of March 31, 1996 Command held cash and short-term investments of $10,425. These funds, along with the revenues generated from the improved operations of Command's subsidiaries, will enable the Company to meet its working capital needs. Command had total assets of $14,077,103 and total liabilities of $2,772,836 compared with $5,281,628 and $2,049,625, respectively at March 31, 1995. The increase in assets is due primarily to the acquisition of subsidiaries. The increase in liabilities is due primarily to an increase in trade payable, notes payable, taxes payable and salaries payable as a result of the acquisition of subsidiaries.

The Company continues to explore new means to increase the capital base to finance current operations and to fund new programs.

Part II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            NONE

        (b) Reports on Form 8-K

            NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 1996                       COMMAND CREDIT CORPORATION
                                         (Registrant)

                                     By: /s/ William G. Lucas
                                         William G. Lucas, Chairman,
                                         President, Chief Executive
                                         Officer and Chief Financial Officer