Form 10QSB/A
period 1996-03-31
COMMAND CREDIT CORP
filed 1996-05-17
CIK 856130

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
                                  (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                             MARCH 31         MARCH 31         MARCH 31         MARCH 31
                                               1996             1995             1996             1995
                                           ------------     ------------     ------------     ------------
Revenues:
  Operating Revenue                        $    244,323     $    158,787     $    614,997     $    570,322
  Interest Income                               304,165              369          304,165           21,368
                                           ------------     ------------     ------------     ------------
  Total Revenue                                 548,488          159,156          919,162          591,690
                                           ------------     ------------     ------------     ------------
Operating Expenses:
  Selling Expenses (Schedule I)               1,016,882          844,337        8,844,055        1,861,200
  Administrative Expenses (Schedule II)         865,052          492,018        2,067,171        1,575,141
  Taxes                                          48,514           28,138          142,764           77,645
                                           ------------     ------------     ------------     ------------
  Total Operating Expenses                    1,930,448        1,364,493       11,053,990        3,513,986
                                           ------------     ------------     ------------     ------------
Net (Loss) from Operations                 ($ 1,381,960)    ($ 1,205,337)    ($10,134,828)    ($ 2,922,296)

Non-Operating & Non-Recurring:
   (Loss) on Investment                              -0-         (75,825)      (2,095,293)        (253,786)
   Gain on Investrment                           98,831               -0-          98,831               -0-
   Bad Debt Expense                                  -0-              -0-        (671,813)              -0-
                                           ------------     ------------     ------------     ------------
Net (Loss)                                 ($ 1,283,129)    ($ 1,281,162)    ($12,803,103)    ($ 3,176,082)
                                           ============     ============     ============     ============
Net (Loss) per Outstanding
  Common Share (Note 15)                         ($0.13)*         ($0.03)          ($2.74)*          (0.08)
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

NOTE 15:  LOSS PER SHARE


Loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding during the three months ended March 31, 1996 and 1995 was 9,818,411 and 46,728,250, respectively. The weighted average number of common shares outstanding during the nine months ended March 31, 1996 and 1995 was 4,669,147 and 38,705,171, respectively. The amounts for the 1996 periods reflect a One Hundred Fifty (150) to One (1) reverse stock split effective October 27, 1995.


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


Dated: May 17, 1996                      COMMAND CREDIT CORPORATION
                                         (Registrant)

                                     By: /s/ William G. Lucas
                                         William G. Lucas, Chairman,
                                         President, Chief Executive
                                         Officer and Chief Financial Officer