Form 10KSB
period 1996-06-30
COMMAND CREDIT CORP
filed 1996-09-27
CIK 856130

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
           (Mark One)
              [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____
                         Commission File Number 0-18270

                           COMMAND CREDIT CORPORATION
                           --------------------------
           (Exact name of the registrant as specified in its charter)

           NEW YORK                                          11-2857523
           --------                                          ----------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification  No.)

               100 Garden City Plaza, Garden City, New York 11530
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

(Registrant's telephone number, including area code)      (516) 739-8800

Securities registered under Section 12 (b) of the Exchange Act:

                                              Name of each exchange on which
          Title of each class                             registered

                 NONE
____________________________________          _________________________________

____________________________________          _________________________________

Securities registered pursuant to Section 12 (g) of the Act:

        Common stock, par value $ .0001 per share         NASD
- --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X                               No
                         ---                                 ---


As of September 19, 1996, there were 44,769,719 shares outstanding having an aggregate market value of $1,331,899. This amount reflects a One Hundred Fifty
(150) to One (1) reverse stock split effective October 27, 1995.

Transitional Small Business Disclosure Format (check one):

                     Yes                                  No  X
                         ---                                 ---

PART I.

ITEM I.  Business

     Command Credit Acceptance Corporation ("Acceptance") was incorporated in Florida on September 9, 1985. On October 12, 1988, Acceptance was acquired by Video Plan International Corp. ("VPI"), a New York corporation with virtually no business activity since 1980. Simultaneously, VPI changed its name to Command Credit Corporation ("Command").

     Command is a diversified financial services company whose primary business is the marketing and servicing, through its subsidiaries, of secured bank credit cards. Command's line of financial products is marketed to both businesses and consumers. The Company is involved principally in credit card marketing, credit card operations and servicing, retail and commercial mortgages, full service commercial and business leasing, computer system and computer network design and implementation and merchant banking. Command has eight subsidiaries, seven of which are wholly owned and one which Command owns eighty-five percent (85%). Command currently earns its revenues through the revenues generated from four of its operating subsidiaries: Berwyn Holdings, Inc., ("Berwyn"), Integrated Systems International, Inc. ("ISI"), Franklin Credit and Leasing Corp. ("Franklin"), and Fidelity Holding Corp. ("Fidelity").

     In order to implement Command's complete turn-key credit card programs, in March 1995, Command through its wholly owned subsidiary, Command America Corp., concluded the acquisition of 100% of Berwyn Holdings, Inc. a bank credit card servicing company located in Wilmington, Delaware. Berwyn was acquired specifically to provide all aspects of front and back office servicing of secured bank credit cards for financial institutions. Berwyn has been servicing secured credit cards since its inception in 1993. Berwyn has brought to Command a professional and experienced credit card operations management team and staff that possess over 50 years of combined credit card experience. Berwyn currently provides a full line of services to several banks, including European American Bank (EAB), Fleet Bank and CorTrust Bank. Berwyn has also signed a contract to implement its program with Wawel Savings Bank, SLA. Berwyn is marketing its services across the country and is currently in negotiation with other major banks to provide them with a complete turn-key secured card operation. Berwyn is a service member of the American Bankers Association (ABA), a licensed Independent Sales Organization (ISO) for Visa and a registered Member Service Provider (MSP) for MasterCard.

     Berwyn generates its revenues from two sources, credit card fees and student loan processing fees. Credit card fees are made up of application processing fees, which are earned when Berwyn processes the application; account set-up fees, which are earned when Berwyn performs marketing services for credit cards; and servicing income, which is earned on a monthly basis as Berwyn services its portfolio of client credit card accounts. Student loan processing fees are earned when Berwyn underwrites student loan applications. Berwyn also earns a monthly servicing fee on each student loan that is issued.

    As part of Command's business plan to add significant revenue to the Company, in May 1996, Command acquired 85% of Integrated Systems International, Inc. ISI was founded in 1995 to provide medium and large corporate clients within high-tech environments with computer and network design systems. ISI has expertise in implementing specific network solutions and integrating diverse network systems and applications. ISI provides a complete turn key technology which provides their clients with a clear advantage over their competition. ISI generates revenues from consulting fees charged to clients for planning, installing and administering communication oriented computer networks.

     Command's research identified the potential of leasing as a growth opportunity for financial services companies and banks. Thus in July 1993, Command acquired Franklin Credit and Leasing Corp., a commercial and equipment leasing company. Franklin has developed a variety of lease products which it markets to both small and middle market companies for all types of heavy equipment and machinery. The leases range in size from approximately $50,000 to $5,000,000. Although the leasing business on the whole has expanded quite rapidly over the past decade, many businesses, like their consumer counterparts, don't have perfect credit. Most, if not all, of the major players in the leasing industry, whether traditional banks or non-bank lenders, have increased their rejection of business credit, thereby creating a niche market for companies like Franklin. Franklin management draws upon several major funding resources and develops custom leases for companies with minor credit problems. The rates are more costly and the terms and conditions are a bit more stringent, but many companies accept these factors in order to realize their goals. Franklin is another Command subsidiary that has concentrated on providing needed products to service a niche market.

     As an adjunct to the regular leasing services of Franklin, its officers and employees provide commercial real estate and other loan referral services (e.g. Small Business Administration [SBA]) to its existing and newly developed clientele. Franklin also provides Command with an introduction to banks who are interested in Command's secured bank credit card programs.

     Franklin generates its revenues from the commissions received on the structuring and sale by it of commercial leases. Franklin also receives financing revenues comprised of fees and commissions involved in the arranging and placing of commercial loans.

     In an effort to expand its leasing operations, in October 1995, Command acquired Fidelity Holding Corp, an aircraft leasing company, Fidelity was a wholly-owned subsidiary of Jetlease Finance Corp. ("Jetlease"). Fidelity generates revenues from the payments due on two outstanding promissory notes issued to it by Jetlease in the principal amount of $10,000,000 in the aggregate, which promissory notes bear interest at twelve percent (12%) per annum payable by Jetlease directly to Command as follows: interest only of 1% of the principal amount payable monthly for a term of twenty-four months, or $1,200,000 per annum. The promissory notes are secured by two Boeing 727 aircraft. The principal amount of the promissory notes approximated the October 1995 appraised value of these aircraft. These notes are currently in default. Command has not received any interest payments on the two promissory notes, however, Command has accrued interest income on these notes in the amount of $600,000 which represents accrued interest for the period January 1, 1996 through June 30, 1996. Management believes the probability of receiving this accrued interest is favorable.

     On April 21, 1996, an involuntary petition under Chapter 7 (liquidation) of the United States Bankruptcy Code was filed against Jetlease in the United States Bankruptcy Court for the Southern District of Florida. Jetlease consented to the entry of an order for relief, to convert the case to a case under Chapter 11 (reorganization) and the appointment of a trustee. Subsequent to June 30, 1996, Command was informed by its legal counsel that the collateral securing these promissory notes had been misrepresented to Command. Command had been supplied with fraudulent appraisals. Based upon this information, the Company has written down the value of the two promissory notes to $1,875,000, the current market value of the two aircraft. This amount was determined by a subsequent appraisal of the aircraft ordered by the Judge of the United States Bankruptcy Court, for the Southern District of Florida. However, this transaction is still subject to litigation in the Bankruptcy court.

     Furthermore, the Company has established and/or acquired additional strategic niche market subsidiaries. Command America Corp., a New York corporation formed in August 1990 which markets bank credit card products, and programs for banks. Command America offers a program designed to build a portfolio through issuing credit cards to Affinity groups (i.e., a group of individuals involved in a special interest organization such as charities, alumni groups, trade and labor unions, and political parties, etc.) and retailers (co-branded cards). This program enables a bank to issue both secured and unsecured bank credit cards, providing the means to develop a high profit card portfolio with low acquisition costs, increased activation rates and decreased attrition.

     In addition, in May 1996, Command acquired 100% of Prestige Aircraft and Leasing Corp. ("Prestige"). Prestige is the registered owner of a 401A twin engine Cessna aircraft valued at approximately $146,000, which the Company intends to offer for lease. This is the only asset Prestige had at the time of acquisition. Command acquired Prestige to expand its leasing operations.

     Command's has two additional subsidiaries, Capital One Corp., a Delaware corporation formed in January 1994, as a merchant banking firm which provides financial information to clients seeking investments. Capital One Corp. has had little activity in the past several months, however, it is looking to hire a new president who is licensed as an investment banker so it may pursue its business objectives; and First Equities Corp., a Delaware corporation formed in June 1993 as a mortgage banking firm which develops specialized mortgage products which are currently being tested.

Company History

     Command was originally organized as a research and development company for the purpose of developing an international database of credit card information and statistics. The database was designed to compare the characteristics of a bank credit card customer and the usage of credit cards across many countries. The database included behavioral spending characteristics of individuals who use bank credit cards and the classification of individuals who preferred bank credit cards over internationally accepted charge cards (e.g. American Express, Diners Club, Carte Blanche, etc.). The early management of Command conducted this research with the intention of providing banks with detailed information on the issuance, processing, servicing and usage of a bank credit card. It was the intention of Command to market segments of this information, along with financial models, to the international banking community, particularly those banks who were about to enter the bank credit card market.

     In the course of this strategic activity, it became clear that the information gathered by Command was extremely valuable and so conclusive, that by 1992, the Company decided to enter the bank credit card business itself. The Company conducted a rigorous analysis of data which showed that between the years 1989 and 1992 the rejection rate for unsolicited bankcard applications rose from approximately 56% to approximately 75%. More important, these results underscored the realization that the use of advanced computer models had made monitoring and tracking individual consumers of credit cards a high-level science. Unfortunately, the same level of sophistication associated with the risks and rewards of lending to different types of individual credit consumers, virtually eliminated a means of entry to the mainstream world of credit and credit cards for many individuals.

     Under today's standards of evaluation, an individual with no credit history is considered to have a bad credit history and thereby warrants rejection. Minor credit infractions, such as a thirty day late payment to a department store two years prior, could result in rejection for credit even though that individual's credit from that date on had been perfect.

     Segmentation analyses were a major part of Command's research into the credit card markets. This data helped the Company to identify and further understand some of the types of individuals who were not gaining entry to the consumer credit card markets. Some of the groups that have problems obtaining credit are: recent immigrants, new members of the work force, women (who previously relied on their husband's credit, but are now either widowed or divorced), students, members of the armed forces and senior citizens. This entire segment of the population is disenfranchised due to what might be called "computer discrimination."

     To satisfy financial institutions needs for low risks in lending and consumer needs for available credit, Command has developed credit card marketing programs for financial institutions to capture a significant portion of this highly volatile, but potentially profitable consumer market with minimal financial risk.

     During the past several years, Command has concentrated its efforts on its credit card programs. This strategy, however, proved to be difficult due to a number of factors, most of which were beyond the immediate control of the Company. Initially, Command marketed bankcards through American National Bank
(ANB). In mid-1991 Command learned that ANB was having financial difficulties and in January 1992, ANB was declared insolvent and was taken over by Resolution Trust Company. Command, at that time, had just entered the secured bank credit card business and was servicing approximately 10,000 bank credit cards through ANB. When Command learned ANB was having financial difficulties, Command decided to seek to purchase its own bank. In June 1991, Command made a bid to purchase Republic National Bank of Arizona, a $30,000,000 asset bank which was under a Federal MOU (Memorandum of Understanding). The banking regulators took more than 16 months to evaluate the purchase of the bank. By the time a decision was reached Command's option to purchase the bank had expired. In the meantime, with Command's financial assistance, the bank was able to turn itself around and decided to withdraw its offer to sell.

     In addition, in 1991, Command acquired a bankcard servicing company with a portfolio of 20,000 credit cards issued through First National Bank of Marin
(FNBM). Within 45 days, Command, through its own marketing efforts, added 10,000 additional cards to this credit card portfolio. However, FNBM encountered financial difficulties and reneged on its servicing contract with the bankcard servicing company. Command instituted suit and recovered the payments due but, unfortunately, lost the servicing and marketing contract. Command later was informed that the bank had reneged on the contract because another processing company had offered to invest in the bank if FNBM switched to them as their servicer.

     In September 1993, Command learned of yet another bank that was for sale, Suburban Bank of Lake Worth, Florida, a $250,000,000 bank. The bank was under a Cease and Desist (C&D) notice from the Federal Regulators because the bank was below its minimum capital requirements. Command offered to meet the minimum capital requirements, which were initially set at $2,000,000, only to discover that $6,000,000 was actually the funds required. Unfortunately, this process took almost nine months and while pending approval, Command was informed by the banking regulators that it could only issue credit cards equal to 26% of the banks total business. As a result of this restriction, Command's management decided not to purchase Suburban Bank.

     Finally, in March 1995, Command acquired 100% of an existing bankcard servicer, Berwyn Holdings Inc. Command has spent significant resources on upgrading the software and hardware systems to develop this servicer into a state-of-the-art operations center. Berwyn has received full approval from both MasterCard and Visa, is now servicing credit card portfolios for a number of banks and has become a significant source of income for the Company.

Command Credit Card Programs

     Command offers two secured credit card programs to lending institutions; the first makes it possible for institutions to establish a credit card program, and the second makes it possible for institutions with existing credit card programs to further expand their credit card programs to consumers. Each of Command's secured card programs require the non-credit worthy consumer to deposit with the lending institution an amount of money equal to the line of credit the consumer desires.

     Command's program for institutions that do not offer credit cards (denovo issuers) is designed to attract institutions which are inexperienced in the credit card industry, too small to implement such a service on their own, and concerned about the staffing requirements for such an undertaking. Most small lending institutions lack credit card business experience and do not have a large enough asset base to participate in a major credit card program. Command provides all of the associated functions required to operate a back office credit card service through its subsidiary, Berwyn Holdings, Inc., and assumes the responsibility for marketing and implementing the program. Berwyn handles all the bank's credit card servicing, and reviews, investigates, processes and verifies all credit card applications subject to parameters set by the lending institution. The lending institution is also provided with long term deposits, from which it can finance all of its new credit card business. The security of the deposits assures the institutions of payment on any credit card default.

     Command's program for institutions which already offer unsecured Visa and/or MasterCards to credit consumers (established issuers) enables them to expand their customer bases by offering secured cards to "non-established credit consumers" with minimal financial risk. All credit decisions are made by the lending institutions. Command markets the secured card products and will service the secured card customer. If the cardholder is able to maintain a perfect payment record over a consecutive period of 18 months, is able to maintain a good credit standing with his or her other creditors, and meets certain other pre-established criteria, he or she will receive an unsecured credit card from either the original card issuer or another participating institution, and his or her deposit will be returned. This program appeals to non-established credit consumers and those who want to re-establish their credit-worthiness among issuers of credit. The secured bank credit card market is comprised of many individuals who "slipped through the cracks", and many individuals such as young adults with little or no borrowing experience, divorced or widowed individuals without credit in their own name, people who experienced minor cash flow problems in their past but eventually met their obligations, high school graduates and college students, resident immigrants, senior citizens and others. These individuals are a diverse group representing different socio-economic backgrounds and income levels, which represent Command's marketplace. It has been estimated by researchers and published in numerous trade periodicals and newspapers that this market represents over sixty million Americans.

     Secured cardholders are required to deposit with the credit card issuing bank a minimum of $250, up to a maximum of $5,000, based upon their desired credit line. Banks pay the consumer interest on such deposits. Credit cardholders are subject to interest and late payment charges allowable within the bank's geographical area. Fees payable by the bank to Command are subject to negotiation. All consumer fees are collected directly by the bank and passed on to Command, where applicable.

     Command's programs enable participating institutions to expand their business base and attract new customers who may become resources for other consumer services offered by the card issuer. Small lenders who wanted to issue credit cards were previously required to do so through larger banks, which would pay the small lender a modest fee for the customer, keeping the profits and, often, the customer. Under Command's programs, any bona fide lending institution can become a credit card issuer, or expand its customer base, taking less financial risk than is associated with an unsecured card portfolio.

Ability To Provide Services

     All prospective bank clients of Command must first be licensed by MasterCard or Visa and then accepted by a third party processor such as FDR (First Data Resources), a supplier of data processing services for the financial community, or another reputable processing company. Upon acceptance by the processor, the participating bank will be charged a one time account set-up fee of approximately $10,000. The fee covers the computer programming and implementation of the institution's unique account number and the set up of the bank in the payment system. Regular monthly fees of approximately $3.00 per card per month will be billed for services, compliance, storage of credit card usage records, sales reports, management reports, and credit card monitoring.

     The primary focus of the Company's credit card business will be the continued implementation of secured card marketing programs that have been tested and proven in the past. Of late, the marketplace is being bombarded with credit card solicitations, offers, reduced prices, teaser rates, etc., in an attempt to capture or recapture market share. The Company's prior test marketing programs seem to indicate that leveraging certain combinations of product enhancements work best to acquire and retain cardholders. The Company's findings suggest that some of these combinations include a loyalty driven Affinity or co-branded card with fair terms, rates and conditions, gold card benefits and virtually assured acceptance. The Company's dual secured and unsecured credit card offering is receiving remarkable acceptance with large Affinity groups, and bankcard issuers. To date, Command has contracted with Affinity groups and Retailers representing a prospective target market of nearly 12 million people. The company has contracts with Essence Magazine, The Outlaw Music Group, and other national, regional and community based groups mainly in the magazine industry, to provide their members and customers with bank credit cards. The Company is continuing negotiations with other groups and retailers to provide similar services.

Government Regulations

     Although the credit card industry and the banking industry are highly regulated by Federal and State government, Command does not come within the scope of such laws in providing marketing services. However, it is necessary to maintain conformity with industry rules and regulations established for financial institutions that actually issue and own the credit card accounts and receive all deposits and credit card payments. No assurances can be given that such laws will not be modified, or that new laws and regulations will not be enacted in the future, which might have a material beneficial or adverse effect upon Command's operations.

 Competition

     The financial services industry and the credit card business are highly competitive. Command has and will continue to encounter competition from numerous other firms and established institutions, many of which are larger, have longer histories of operations, and have greater financial, marketing and other resources. With respect to its operations directed to non-creditworthy applicants, Command will face the task of educating lending institutions as to the advantages of its programs, the minimal risk for the participating institution and the benefits to the consumer. Of course, no assurances can be given that Command will be successful in its efforts to obtain market acceptance or that, even if successful, will be able to attract sufficient sales to make its operations commercially profitable.

     To the best of Command's knowledge, there are approximately 50 banks and non-bank banks throughout the United States which compete with the Company's secured bank credit card operations by offering credit cards to non-established or credit-risk consumers. The programs offered by such competitors, typically do not re-establish the consumer's credit worthiness, guarantee return of consumer's deposit if monthly payments are made on time, or provide ongoing consumer education programs. The Company believes it is the only company that currently offers an extended benefits program and computerized behavioral monitoring to its participating bank credit cardholders. To Command's knowledge, no other company offers a more comprehensive secured and unsecured credit card program to Affinity groups and retailers. With the national unsecured and unsolicited application rejection rate in excess of 80% at the largest banks, Command's program is an important alternative to ordinary unsecured credit card programs.

     To the best of Command's knowledge, there are a significant number of companies similar to Franklin who handle commercial and equipment leasing. Command is not aware of any who are dominant in the industry.

     To the best of Command's knowledge, the design and implementation of computer systems and networking provided by ISI is a highly competitive business and there are many companies which are larger, have longer histories of operations, and have greater financial, marketing and other resources.

     To the best of Command's knowledge, there are approximately six companies in competition to Fidelity that provide aircraft leasing services. The company considered dominant in this industry is Jetlease Finance Corp.

Employees

     The Company and its subsidiaries currently employ approximately 35 employees, two of which are employed part-time. The Company believes it enjoys a good relationship with its employees. The Company has not entered into any collective bargaining agreements regarding its employees.

ITEM 2. Properties

     The Company maintains its principal executive and marketing offices at 100 Garden City Plaza, Garden City, New York, 11530, where it leases approximately 11,500 square feet of office space from an unaffiliated third party. Prior to December, 1995 the Company leased approximately 9,500 square feet. This space is rented pursuant to a five year lease which commenced on February 1, 1994 at an annual rental of $94,710 through July 31, 1995; thereafter increasing to $142,065 through February 25, 1996; thereafter increasing to $172,065 through December 31, 1999.

     The Company believes that its current facilities are well maintained and are adequate to meet its immediate requirements.

ITEM 3. Legal Proceedings

     In November 1994, Command acquired 88% of Prime Source Managed Total Care, Inc. ("Prime"), a medical administrative and billing service that also provided managed health care, located in Salt Lake City, Utah. Prime appeared to be an excellent opportunity for Command with respect to their experience in issuing credit cards (Command was going to develop and issue a medical credit card in conjunction with Prime) and Prime's existing business. Prime represented that they had enough business to not only show a large profit in their own company, but that they would be able to subsidize Command's credit card program as well. Command later discovered substantial problems with the financial statements delivered to Command by Prime. When Command discovered these problems, Command, pursuant to an arbitration clause contained in its written contract with Prime, entered into a Demand for Arbitration with Prime. The nature of the dispute is fraud and misrepresentation, and the relief sought is recision of the transaction and return of the Company's investment. In addition, Command, as the principal shareholder of Prime, has brought a shareholder's derivative action against the principal officers of Prime alleging fraud, misrepresentation and abuse of their fiduciary duties to Prime. Upon extensive review by a management team that was sent by Command to Salt Lake City, Utah, to evaluate Prime, it was decided that the best course of action for Command was to cut its losses and cause Prime to close down. Therefore, on September 30, 1995, Command wrote-off its entire investment in Prime and closed its operations.

     In October 1995, Command acquired 100% of the common stock of Fidelity Holding Corp., a wholly owned subsidiary of Jetlease Finance Corp. (the "Jetlease Transaction"). The Jetlease Transaction provided for Jetlease to issue promissory notes in the principal amount of $10,000,000 in the aggregate, at 12% interest payable at $100,000 per month commencing January 18, 1996. These notes are secured by two Boeing 727 aircraft valued at the time of this transaction by an appraiser collectively at $10,000,000. As part of the Jetlease Transaction, Jetlease received $12,000,000 worth of Command restricted common stock. The first interest payment of $100,000 which was due by Jetlease in January, 1996 was not paid. Command notified Jetlease and the Federal Aviation Administration

("FAA") of the default and commenced an action to foreclose on its collateral, the aircraft. Command also commenced an action against Jetlease, its principals and others, for damages. In April 1996, the FAA recorded Command as registered owner holding full title to the aircraft which served as collateral for the notes issued in the Jetlease Transaction.

     On April 21, 1996, an involuntary petition under Chapter 7 (liquidation) of the United States Bankruptcy Code was filed against Jetlease in the United States Bankruptcy Court for the Southern District of Florida. Jetlease consented to the entry of an order for relief, to convert the case to a case under Chapter 11 (reorganization) and the appointment of a trustee. Command holds a position as a secured creditor. Subsequent to June 30 1996, Command was informed by its legal counsel that the collateral securing these promissory notes had been misrepresented to Command. Command had been supplied with fraudulent appraisals. Based upon this information, the Company has written down the value of the two promissory notes to $1,875,000, the current market value of the two aircraft. This amount was determined by a subsequent appraisal of the aircraft ordered by the Judge of the United States Bankruptcy Court, for the Southern District of Florida. However, this transaction is still subject to litigation in the Bankruptcy court.

     Command signed a lease commencing January 15, 1992, for office space in Davie, Florida. Due to non-performance of the landlord, litigation ensued which resulted in favor of the landlord. Command appealed the case and lost the appeal. This outcome did not have a material effect to the Company's financial position, results of operations or liquidity.

     Command, in the normal course of business, is a plaintiff in a number of legal proceedings.

PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     The principal market on which the Company's shares of Common Stock are traded is the over-the-counter market ("OTC Bulletin Board"). The Common Stock was accepted for trading on the National Association of Securities Dealers Automated Quotation System (NASDAQ) Small Cap Market from March 29, 1992 to October 5, 1995. On October 5, 1995, the Common Stock was delisted from the NASDAQ Small Cap Market.

     The following table sets forth, for the periods indicated, the range of high and low bid quotations for the Company's shares of Common Stock which were obtained from the National Quotation Bureau and are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions:

                Quarter Ended                            Bid
                -------------                            ---
                                                    High    Low
                 9/30/95........................    13.50   4.50
                12/31/95........................     6.12    .75
                 3/31/96........................     1.25    .33
                 6/30/96........................      .29    .24

- ----------
The quoted share prices for the above periods reflect the 150 to 1 reverse stock split effected by the Company on October 27, 1995.

     The number of the Company's recorded holders of Common Stock on June 30 1996, was 1,172. As of June 30 1996, there were approximately twenty market makers for the Company's securities.

     The Company has not paid any dividends on its Common Stock, except for Warrants distributed to shareholders of record on October 12, 1988, (all such unexercised Warrants were redeemed by the Company at a redemption price of $.01 per Warrant), and except for certain stock purchase warrants distributed to shareholders of record on October 26, 1995. The Company does not intend to pay any dividends in the foreseeable future. If the Company generates earnings, it is Management's policy to retain such earnings for further development of the Company's business. It is expected that this policy will be maintained as long as necessary to provide funds for the Company's operations. Any dividends that may be declared and paid in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. There are no contractual restrictions on the Company's present or future ability to pay dividends.

     In conjunction with the Company's one hundred fifty to one reverse stock split, effective on October 27, 1995, the Board of Directors of Command authorized the Company to issue a 300% warrant dividend to all shareholders of record as of the close of business on Thursday,

October 26, 1995. For every one post reverse split share, a shareholder received three warrants. The warrants were issued at no cost to the individual shareholders. After eighteen months, the warrant holders may exercise their warrants to purchase common shares at a conversion price of $3.50 per share. All unexercised warrants will automatically expire after a three year period.

ITEM 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the Company's audited financial statements and related notes thereto, which appear elsewhere in this report.

Results of Operations

Year Ended June 30, 1996 Compared to Year Ended June 30, 1995

     Revenues. Revenues for the years ended June 30, 1996 and 1995 were $1,425,433 and $891,873, respectively. The increase in revenues is due primarily to interest income accrued on two outstanding note receivables. In addition, revenue increased due to the improved operations of Command's subsidiaries, specifically, the addition of Berwyn's contracts with European American Bank
(EAB) and Fleet Bank and the ability of Franklin to market and issue a greater number of equipment leases in the year ended June 30, 1996, than had been the case in the previous year.

     Selling and Administrative Expenses. Selling and Administrative expenses for the years ended June 30, 1996 and 1995 were $3,752,641 and $3,206,816, respectively. This increase is due primarily to an increase of approximately $300,000 in professional fees, specifically, legal fees incurred in connection with Command's arbitration proceeding against Prime; litigation regarding a lease for space in Davie, Florida and litigation with regard to the Jetlease transaction.

     Cost of Shares Issued for Services Rendered. The Cost of Shares Issued for Services Rendered for the years ended June 30, 1996 and 1995, were $12,089,321 and $2,165,096, respectively. This increase is a result of Command's efforts to preserve cash by issuing, from time to time, shares of its Common Stock to various consultants and professional servicers for consulting, marketing, public relations and research and development services. The Company believes these services are critical to the Company's ability to attract additional business and investor interest. These shares have been issued at a discount and the difference between the discounted price and the market price has been recorded as a consulting, marketing public relations, and/or research and development expense of the Company. As the market price of the Company's shares has declined over the past year, the discount which Command has had to offer on shares issued for services unfortunately has increased dramatically. The Company recognizes that the issuance of these shares has had a significant dilutive effect, however, the Company believes that the share issuances were absolutely necessary for the Company to implement its many plans and programs including a major multi-million dollar project for EAB. In this regard, Command's bottom line profit in its credit card program is expected to result in a $12 per credit card profit per annum. EAB pays Berwyn a $15.00 application processing fee per application whether or not a credit card is issued. Command currently has contracts with a number of Affinity groups (i.e., a group of individuals involved in a special interest organization such as charities, alumni groups, trade and labor unions, and political parties) and retailers that represent approximately 5 million members. Command anticipates placing a portion of this membership through its EAB contract. Management believes that within the next 18 months Command has the potential to service 1,000,000 credit card applications.

     Loss on Investment and Bad-Debt Expense. Loss on Investment for the years ended June 30, 1996 and 1995 were $1,910,304 and $-0-, respectively. Bad-debt expense for the years ended June 30, 1996 and 1995 were $792,713 and $25,213, respectively. These increases are due to a number of factors. In November 1994, Command acquired 88% of Prime, a medical billing service that also provided managed health care, located in Salt Lake City, Utah. Prime appeared to be an excellent opportunity for Command with respect to their experience in issuing credit cards (Command was going to develop and issue a medical credit card in conjunction with Prime) and Prime's existing business. Prime represented that they had enough business to not only show a large profit in their own company, but would be able to subsidize Command's credit card program as well. Command later discovered substantial problems with the financial statements presented by Prime. When Command discovered these problems, Command, pursuant to an arbitration clause contained in its written contract with Prime, entered into a Demand for Arbitration with Prime. The nature of the dispute is fraud and misrepresentation, and the relief sought is recision of the transaction and return of the Company' investment. In addition, Command, as the principal shareholder of Prime, has brought a shareholder's derivative action against the principal officers of Prime alleging fraud, misrepresentation and abuse of their fiduciary responsibility to Prime. Upon extensive review by a management team that was sent by Command to Salt Lake City, Utah, to evaluate Prime, it was decided that the best course of action was to close down Prime. Therefore, on September 30, 1995, Command wrote-off its entire investment in Prime as a loss on investment and closed Prime's operations.

     In addition, Command had two inactive subsidiaries, BanServ, Inc. (BanServ) and Command Credit Limited (Limited). BanServ, a California corporation, purchased in January 1992, was a bankcard servicing company which issued cards through First National Bank of Marin (FNBM). FNBM, however, encountered financial difficulties and FNBM reneged on its servicing contract. Litigation ensued and upon settlement Command wrote-off items related to this subsidiary. Specifically, Command wrote-off a receivable from BanServ as a bad-debt expense. Limited was organized in the United Kingdom in January, 1989 as a bankcard servicing center in Europe. Command capitalized its costs associated with the start-up of this company. However, Command was unable to secure a credit card relationship with an English bank and therefore, Command canceled this project. As a result, Command wrote-off a receivable from Limited as a bad-debt expense and wrote-off its acquisition costs as a loss on investment.

     Net Losses. For the years ended June 30, 1996 and 1995, Command had net losses of $17,499,567 and $4,889,041, respectively. The increase in losses is due primarily to the increase in the cost of shares issued for services which have been recorded as an expense to the Company and explained in detail above. In addition, losses increased due to expenses incurred in connection with the continued promotion and development of the business operations of the Company and its subsidiaries, and the operating losses of its subsidiaries.


Liquidity and Capital Resources

     As of June 30, 1996 Command held cash and cash equivalents of approximately $45,000. Command had total assets of $4,015,307 and total liabilities of $2,963,834, compared with $4,428,757 and $2,854,968, respectively at June 30,
1995. The decrease in assets is due primarily to a decrease in goodwill attributable to the acquisition of Prime in November 1994 and subsequently written-off in September 1995, offset, in part, by an increase in notes receivable attributable to the acquisition of Fidelity. The increase in liabilities is due primarily to an increase in loans payable to the Chairman of Command as well as an increase in long-term notes payable to third party lenders, offset, in part by a decrease in trade payables and payroll taxes payable.

     In the past, the Company has experienced cash flow difficulties as a result of the substantial effort and expense incurred to implement its credit card programs. The Company generates its cash flow almost exclusively from its operating activities. As described under Certain Relationships and Related Party Transactions, when the Company experienced its cash flow difficulties, William
G. Lucas, Chairman of Command, has from time to time lent the Company money at virtually no interest. Mr. Lucas has also not drawn a salary for the past several months and is currently not drawing a salary. In addition, in past years Mr. Lucas has forgiven a significant portion of his salary. The Company may increase its liquidity and capital resources through its currently growing bank credit card service program. Berwyn expects to sign a number of new bank contracts which are currently in final stages of negotiations. It should be noted that cash flows have been increasing every day as a result of the addition of new credit card applications. However, the Company is disappointed that the amount of new credit card applications is not at the rate it expected. Management believes that these new credit card applications will begin to increase as EAB becomes more experienced in the secured credit card program.

     The Company currently has no material commitments for capital expenditures. The Company continues to explore new means to increase its capital base to finance current operations and to implement its business plan.

Inflation and Seasonality

     Management does not believe that inflation will have a material effect on the operations of Command or that there are any seasonal aspects that will have a material effect on its financial condition or results of operations.

ITEM 8: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     Mr. Charles Davitian has voluntarily resigned due to his retirement from practice. Mr. Davitian's opinion for the past two years did not contain an adverse opinion or disclaimer of opinion nor was it modified as to uncertainty, audit scope, or accounting principles.


     The Company has engaged Gulian & Company as its principal accountant to audit the Company's financial statements for the years ended June 30, 1996 and 1995. Command's Board of Directors has approved the appointment of Gulian & Company as its principal accountant.

                                GULIAN & COMPANY
                          Certified Public Accountants
                               62 West 47th Street
                                    Suite 912
                            New York, New York 10036

                                   ----------

                                 (212) 730-5798

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Command Credit Corporation
100 Garden City Plaza
Garden City, NY  11530

Gentlemen:

We have audited the accompanying consolidated statements of financial position of Command Credit Corporation and subsidiaries at June 30, 1996 and 1995 and the related statements of operations, changes in shareholder's equity, cash flows and supporting schedules for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respect, the consolidated financial position of Command Credit Corporation and subsidiaries at June 30, 1996 and 1995, and the results of its consolidated operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Gulian & Company
- --------------------
Gulian & Company
New York, NY
September 25, 1996

PART II: Financial Information
ITEM 7:  Financial Statements

                   COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS

                                                         June 30         June 30
                                                          1996            1995
                                                       ----------     ----------
Current Assets:

  Cash and Cash Equivalents (Note 2)                   $   45,295     $  228,098
  Accounts Receivable, net (Note 3)                       248,465        285,114
  Note Receivable (Note 4)                              2,485,000        360,000
  Prepaid Expenses                                          9,913         19,308
  Interest Receivable (Note 5)                            600,000        120,900
                                                       ----------     ----------
  Total Current Assets                                  3,388,673      1,013,420
                                                       ----------     ----------
Fixed Assets:

  Equipment                                               729,117        768,880
  Furniture & Fixtures                                    166,400        339,482
  Leasehold Improvements                                  225,003        228,603
                                                       ----------     ----------
                                                        1,120,520      1,336,965
  Less:  Accumulated Depreciation
            and Amortization                              743,723        962,786
                                                       ----------     ----------
  Total Net Fixed Assets                                  376,797        374,179
                                                       ----------     ----------
Other Assets:

  Bank/Data Center Acquisition                                -0-        260,993
  Marketable Equity Securities (Note 6)                    14,500        268,139
  Organization Expenses                                       677         30,525
  Computer Software                                       119,992         47,412
  Goodwill                                                 75,967      2,399,848
  Security Deposits                                        38,701         34,241
                                                       ----------     ----------
  Total Other Assets                                      249,837      3,041,158
                                                       ----------     ----------


Total Assets                                           $4,015,307     $4,428,757
                                                       ==========     ==========

           The accompanying notes are an integral part of this report.

                   COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                       LIABILITIES & SHAREHOLDERS' EQUITY

                                                       June 30        June 30
                                                         1996           1995
                                                    -------------  -------------
Current Liabilities:

  Accounts Payable & Accrued Expenses (Note 7)      $    784,517   $  1,329,419
  Leases Payable                                          20,141         76,388
  Payroll Taxes Payable                                  239,462        493,060
  Notes Payable (Note 8)                                 203,065        169,112
  Salaries Payable (Note 9)                              158,944         82,917
  Loans Payable (Note 8)                                 484,622        171,626
                                                    ------------   ------------
  Total Current Liabilities                            1,890,751      2,322,522
                                                    ------------   ------------
Long Term Liabilities:

  Leases Payable                                          31,868         30,484
  Notes Payable (Note 8)                                 911,259        501,962
                                                    ------------   ------------
  Total Long Term Liabilities                            943,127        532,446
                                                    ------------   ------------
Total Liabilities                                      2,833,878      2,854,968
                                                    ------------   ------------
Shareholders' Equity:

  Common Stock - Authorized 150 Mill. Shares,
  $.0001 Par Value, 25,406,312 Issued and
  24,384,899 Outstanding at 6/96                           2,540          7,757
  Paid-In-Capital in Excess of Par Value              43,929,791     27,134,965
  Paid-In-Capital from Treasury Stock                    946,434        946,434
  Paid-In-Capital from Warrants Exercised                902,389        902,389
  Translation Adjustment                                   5,528         19,560
  Retained (Deficit)                                 (43,575,706)   (26,220,284)
                                                    ------------   ------------
  Total Shareholders' Equity                           2,210,976      2,790,821
Less: Treasury Shares at Cost                         (1,029,547)      (619,700)
      Stock Subscriptions Receivable                         -0-       (597,332)
                                                    ------------   ------------
Net Shareholders' Equity                               1,181,429      1,573,789

                                                    ------------   ------------
Total Liabilities and Shareholders' Equity          $  4,015,307   $  4,428,757
                                                    ============   ============

           The accompanying notes are an integral part of this report.

                   COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30TH

                                                            1996           1995
                                                        ------------   ------------
Revenues:

  Operating Revenue                                     $    821,073   $    845,105

  Interest Income                                            604,360         46,768
                                                        ------------   ------------
  Total Revenue                                         $  1,425,433   $    891,873
                                                        ------------   ------------
Operating Expenses:

  Selling and Administrative Expenses (Schedule I)         3,752,641      3,206,816

  Cost of Shares for Services Rendered  (Schedule II)     12,089,321      2,165,096

  Loss on Investment                                       1,910,304            -0-

  Bad Debt Expense                                           792,713         25,213

  Taxes                                                      192,521        118,774
                                                        ------------   ------------
  Total Operating Expenses                              $ 18,737,500   $  5,515,899
                                                        ------------   ------------
Net (Loss) from Operations                               (17,312,067)  $ (4,624,026)
                                                        ------------   ------------
Non-Operating & Non-Recurring:

   Gain (Loss) on Sale of Marketable Equity Securities       (43,355)      (265,015)
                                                        ------------   ------------
Net (Loss)                                              ($17,355,422)  ($ 4,889,041)
                                                        ============   ============
Net (Loss) per Outstanding
  Common Share (Note 12)                                ($      2.20)  ($     18.52)*
                                                        ============   ============

* NOTE: This amount reflects a One Hundred Fifty (150) to One (1) reverse stock split effective October 27, 1995.

           The accompanying notes are an integral part of this report.

                   COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                    FOR THE YEARS ENDED JUNE 30, 1996 & 1995

                                                                                                                       Net
                                        Par           Paid-In      Translation  Treasury   Subscriptions  Retained     Shareholders'
                            Shares      Value         Capital      Adjustment   Stock      Receivable     Deficit      Equity
                            ----------  ----------    ----------   -----------  ---------  -------------  -----------  -------------
Balance June 30, 1994       26,688,233       2,669    25,514,827     18,875     (617,950)   (597,332)     (21,331,243)    2,989,846

Acquisition of Businesses    4,969,987         497     1,149,197                                                          1,149,694

Issued for Consulting       27,400,000       2,740     1,163,518                                                          1,166,258

Stock Sold and Issued       18,516,357       1,851     1,156,246                                                          1,158,097

Translation Adjustment                                                  685                                                     685

Treasury Stock                                                                   (1,750)                                     (1,750)

(Loss) for the Period                                                                                      (4,889,041)   (4,889,041)
                            ----------  ----------    ----------    -------     --------    --------      -----------    ----------

Balance June 30, 1995       77,574,577       7,757    28,983,788     19,560     (619,700)   (597,332)     (26,220,284)    1,573,789
                            ==========  ==========    ==========    =======     ========    ========      ===========    ==========

                                                                                           Stock                       Net
                                        Par           Paid-In      Translation  Treasury   Subscriptions  Retained     Shareholders'
                            Shares      Value         Capital      Adjustment   Stock      Receivable     Deficit      Equity
                            ----------  ----------    ----------   -----------  ---------  -------------  -----------  -------------
Balance June 30, 1995       77,574,577       7,757    28,983,788     19,560     (619,700)    (597,332)   (26,220,284)    1,573,789

Reverse Stock
 Split Adjustment          (77,045,413)     (7,705)        7,705                                                              -0-

Acquisition of Businesses    4,055,945         406     3,715,377                                                         3,715,783

Issued for Services         20,821,203       2,082    13,071,744                                                        13,073,826

Translation Adjustment                                              (14,032)                                               (14,032)


Treasury Stock                                                                  (409,847)                                 (409,847)

Stock Subscriptions
 Receivable                                                                                  597,332                       597,332

(Loss) for the Period                                                                                    (17,355,422)  (17,355,422)
                            ----------  ----------    ----------    -------   ----------     -------     -----------   -----------

Balance June 30, 1996       25,406,312       2,540    45,778,614      5,528   (1,029,547)      -0-       (43,575,706)    1,181,429
                            ==========  ==========    ==========    =======   ==========     =======     ===========   ===========

           The accompanying notes are an integral part of this report.

                   COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                          FOR THE YEARS ENDED JUNE 30TH

                                                            1996           1995
Cash Flow from Operations:                              ------------   ------------
- -------------------------
Net (Loss)                                              ($17,355,422)  ($ 4,889,041)
Adjustments to Reconcile Net Loss
  to Net Cash Provided by Operations
   Depreciation & Amortization                              (219,063)       317,054
   (Gain)/Loss on Sale of Marketable Equity Securities        43,355        265,015
   Foreign Currency Translation Adjustment                   (14,032)           685
(Increase) Decrease in:
   Notes Receivable                                       (2,125,000)      (360,000)
   Prepaid Expenses                                            9,395         68,166
   Interest Receivable                                      (479,100)       (41,810)
   Accounts Receivable                                        36,649       (250,850)
   Organization Expenses                                      29,848        (17,523)
   Security Deposits                                          (4,460)        (1,769)
   Computer Software                                         (72,580)       (47,412)
Increase (Decrease) in:
   Accounts Payable                                         (544,902)       823,422
   Leases Payable                                            (54,863)        41,136
   Taxes Payable                                            (253,598)       397,658
   Notes Payable                                             443,250        639,272
   Salaries Payable                                           76,027         82,917
   Loans Payable                                             312,996        171,626
                                                        ------------   ------------
Net Cash Used (Provided) by Operations                   (20,171,500)    (2,801,454)
                                                        ------------   ------------
Cash Flow from Financing Activities:
- ------------------------------------

   Proceeds from Issuance of Common Stock                 17,386,941      5,369,299
   Purchase of Treasury Stock                               (409,847)        (1,750)
                                                        ------------   ------------
Net Cash Flow from Financing Activities                   16,977,094      5,367,549
                                                        ------------   ------------
Cash Flow from Investing Activities:
- ------------------------------------
   Capital Expenditures Paid in Cash                         216,445       (418,135)
   Bank/Data Center Acquisition                              260,993            -0-
   Goodwill                                                2,323,881     (1,983,126)
   Proceeds from Sale of Marketable Equity Securities        224,784        143,203
   Purchase of Marketable Equity Securities                  (14,500)      (187,500)
                                                        ------------   ------------
Net Cash (Used) by Investing Activities                    3,011,603     (2,445,558)
                                                        ------------   ------------
Net Increase in Cash and Cash Equivalents                   (182,803)       120,537
Cash and Cash Equivalents Beginning of Period                228,098        107,561
                                                        ------------   ------------
Cash and Cash Equivalents End of Period                 $     45,295   $    228,098
                                                        ============   ============

           The accompanying notes are an integral part of this report.

                   COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                              SUPPORTING SCHEDULES
                          FOR THE YEARS ENDED JUNE 30TH

SCHEDULE I                                                  1996         1995
- ----------                                              -----------  -----------
Selling Expenses:
Salaries & Outside Services                             $   226,558  $   282,684
Travel & Entertainment                                      254,882      283,103
Telephone                                                   104,528       96,288
Advertising                                                  11,924       29,101
Commissions                                                 250,486       89,036
Processing Charges                                           35,146       12,643
Trade Shows                                                   7,600       34,966
                                                        -----------  -----------
Total Selling Expenses                                  $   891,124  $   827,821
                                                        ===========  ===========
Administrative Expenses:
Salaries & Outside Services                             $ 1,116,368  $ 1,175,970
Professional Fees                                           758,416      428,848
Office Expenses                                              25,057       21,561
Stock Transfer Fees                                          20,335       25,142
Rent                                                        210,691      133,755
Stationery, Messenger, Printing & Postage                    87,587       98,136
Insurance                                                   143,718      118,221
Repair & Maintenance                                         41,096       30,645

Building & Equipment Leasing                                 36,386       65,306
Depreciation & Amortization                                 125,406      179,542
Utilities & Sundry Expenses                                 181,978       62,160
Interest Expense                                            114,479       19,289
Relocation Expense                                              -0-          466
Meeting Expense                                                 -0-       19,954
                                                        -----------  -----------
Total Administrative Expenses                           $ 2,861,517  $ 2,378,995
                                                        ===========  ===========

TOTAL SELLING AND ADMINISTRATIVE EXPENSES               $ 3,752,641  $ 3,206,816
                                                        ===========  ===========
SCHEDULE II
- -----------
Cost of Shares for Services Rendered:
Consulting                                              $ 4,052,211  $   965,925
Marketing                                                 2,172,506      514,425
Public Relations                                          5,648,320      684,746
Research & Development                                      216,284          -0-
                                                        -----------  -----------
TOTAL COST OF SHARES FOR SERVICES RENDERED              $12,089,321  $ 2,165,096
                                                        ===========  ===========

           The accompanying notes are an integral part of this report.

                   COMMAND CREDIT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

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

C) Foreign Currency: Currency fluctuations resulting from the consolidation of Foreign Offices are accumulated as prescribed by translation of foreign operations under FASB 52. The resulting translation gains and losses are shown as component of Stockholders' Equity.

D) Depreciation & Amortization: Depreciation of fixed assets is being computed on a straight line basis over a period of five years. Organization expense and Goodwill are being amortized over five and thirty year periods, respectively. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life.

E) Revenue Recognition: All revenue is recognized when earned.

F) Income taxes: Command recognizes taxes on income as the liability is incurred. To date Command has accumulated net operating losses which can be used to offset future earnings.

NOTE 2: CASH AND CASH EQUIVALENTS

Cash and cash equivalents represents amounts available for current operations held in cash, checking accounts and interest bearing accounts.

NOTE 3: ACCOUNTS RECEIVABLE

Accounts receivable consists primarily of trade receivables in connection with our credit card division as well as receivables in connection with consulting services. There is no allowance for doubtful accounts because all receivables are deemed collectible.

NOTE 4: NOTE RECEIVABLE

In October 1995, Command signed a definitive agreement with Jetlease Finance Corp., a Florida corporation ("Jetlease"), to acquire 100% of the common stock of Fidelity Holding Corp., ("Fidelity") a wholly-owned subsidiary of Jetlease. Jetlease is primarily engaged in the leasing of small, medium and large aircraft to corporations and high net worth individuals. This acquisition resulted in two promissory notes totaling ten million dollars ($10,000,000). Each note carries a 12% per annum interest rate with the first payment commencing on January 18, 1996. These notes are interest only for twenty-four (24) months with the entire principal due at the end of twenty-four (24) months. One note is collateralized by a 1974 Boeing 727-200F and the other note is collateralized by a 1971 Boeing 727-100.

These notes are currently in default. Command has not received any interest payments on the two promissory notes, however, Command has accrued interest income on these notes in the amount of $600,000 which represents accrued interest for the period January 1, 1996 through June 30, 1996. Management believes the probability of collecting this accrued interest is favorable.

     On April 21, 1996, an involuntary petition under Chapter 7 (liquidation) of the United States Bankruptcy Code was filed against Jetlease in the United States Bankruptcy Court for the Southern District of Florida. Jetlease consented to the entry of an order for relief, to convert the case to a case under Chapter 11 (reorganization) and the appointment of a trustee. Subsequent to June 30, 1996, Command was informed by its legal counsel that the collateral securing these promissory notes had been misrepresented to Command. Command had been supplied with fraudulent appraisals. Based upon this information, the Company has written down the value of the two promissory notes to $1,875,000, the current market value of the two aircraft. This amount was determined by a subsequent appraisal of the aircraft which was ordered by the Judge of the United States Bankruptcy Court, for the Southern District of Florida. However, this transaction is still subject to litigation in the Bankruptcy court.

In addition, the Company has a note receivable as a result of a guaranteed investment.

NOTE 5: INTEREST RECEIVABLE

Interest receivable consists of amounts due from Jetlease as payment on the two promissory notes (see Note 4).

NOTE 6: MARKETABLE EQUITY SECURITIES

Command has equity investments in one publicly held corporation for which it paid cash and recorded at cost.

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consists of miscellaneous trade payables and amounts due to vendors. Accrued expenses consist primarily of expenses incurred during the period but invoiced after June 30, 1996.

NOTE 8: NOTES AND LOANS PAYABLE

Current notes payable consist of amounts due to the principals of Berwyn as well as an amount due to a third party lender, payable with interest at prime plus 2% with a maturity date of May 1997. Current loans payable consists of amounts lent to the Company by William G. Lucas, Chairman of Command as well as amounts due to third party short-term lenders. Long-term notes payable consist of amount due to a third party lender. This lender provides funds on an as needed basis at a rate of 10% per annum. Command will repay these notes at such time when there is sufficient revenue generated from the imminent implementation of the Company's programs.

NOTE 9: SALARIES PAYABLE

Salaries payable consists of amounts owed to William G. Lucas, Chairman of Command. Mr. Lucas has not drawn a salary for the past several months and will continue not to draw a salary until such time when significant revenues are generated from the imminent implementation of the Company's programs. Mr. Lucas has also forgiven a significant portion of his salary in prior years.

NOTE 10: SHAREHOLDERS' EQUITY

At June 30, 1996 Command had outstanding 25,406,312 shares of common stock. Management believes that the Company's common stock is greatly undervalued, and therefore, has from time to time purchased its securities on the open market. To date, Command has reacquired 1,071,413 shares of common stock. These shares were accounted for at cost to the issuer and at June 30, 1996 all such shares are held in the treasury.

On October 4, 1995, Command's Board of Directors approved a reverse stock split of its common shares, pursuant to which every one hundred fifty (150) shares of the Company's issued and outstanding common stock was converted to one (1) share. This reverse split became effective on October 27, 1995. In addition, the Company has issued to shareholders of record as of the close of business on Thursday, October 26, 1995, a warrant equivalent to a 300% common stock dividend (post-reverse split), at no cost to the shareholder. Eighteen months from October 27, 1995, the warrants may be exercised at a price of $3.50 per share and converted into common stock. All unexercised warrants will automatically expire after a three year period.

NOTE 11: COMMITMENTS & CONTINGENCIES

A) Command is obligated under employment contracts to officers and certain employees.

B) Command has the following obligation under a lease for its office space. In Garden City, New York Command leases approximately 11,500 square feet of office space pursuant to a five year lease commencing February 1, 1994 at an annual rent of $94,710 through July 31, 1995; thereafter increasing to $142,065 through February 25, 1996; thereafter increasing to $172,065 through December 31, 1999.

NOTE 12: LOSS PER SHARE

Loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding during the years ended June 1996 and 1995 were 7,894,552 and 264,029, respectively. The amount for the year ended June 30, 1996 has been restated to reflect a one hundred fifty to one reverse split in October 1995.

PART III

ITEM 9. Directors and Executive Officers of the Registrant

The directors and executive officers of Command are as follows:

                                 Director      Principal Occupation During the
      Name                Age     Since        Past Five Years
      ----                ---    --------      -------------------------------

William G. Lucas          63      1990         Chairman of the Board, President
                                               and Chief Executive Officer;

                                               (since 1990); and Chief Financial
                                               since 1995); Consultant to
                                               Command and other clients for
                                               more than five years. He has
                                               extensive experience in computer
                                               automation, was head of the
                                               market data system for the New
                                               York Stock exchange (NYSE) and
                                               has developed computer monitoring
                                               and control systems for banks,
                                               insurance companies and credit
                                               card companies. Mr. Lucas was
                                               part of the team that developed
                                               and implemented the American
                                               Airlines Sabre System which
                                               ultimately became the forerunner
                                               for all airline reservation
                                               systems throughout the world.

John G. George            51       1985        Treasurer (since 1989) and
                                               Director; Self-employed attorney
                                               and prior to that and for more
                                               than five years Partner of Mineo,
                                               Booth & George, a Florida law
                                               firm. Former President of Command
                                               (1989-1990). Mr. George's legal
                                               specialties are corporate and tax
                                               law. In the past he has served as
                                               a business tax attorney for the
                                               Internal Revenue Service. He
                                               later served as a Broward County
                                               Assistant Public Defender.

Robert W. Seiffert        41       1985        Director; Self-employed attorney
                                               since 1985; Partner of Irving
                                               Singer, Attorney at Law, a New
                                               York law firm from 1983 to 1985.

- ----------
John G. George is a first cousin of William G. Lucas.

     The members of the Board of Directors are elected annually by the shareholders for a term of one year. The Board of Directors does not have a standing audit, nominating and compensation committees, or committees performing similar functions.

ITEM 10. Executive Compensation

     Set forth below is cash compensation paid and accrued for the year ending June 30, 1996, to the three highest paid executive officers whose compensation exceeded $60,000, and to all executive officers as a group.

                                                                   Other Annual
       Name & Title       Year         Salary       Bonus          Compensation
       ------------       ----         ------       -----          ------------

  William G. Lucas        1996         $130,000      -0-              $-0-
  President & CEO

  Richard E. Finnis       1996          115,000      -0-               -0-

  All executive officers                297,000      -0-               -0-
  as a group (3 persons)

     Mr. Lucas' current salary is $130,000 per year pursuant to the terms of his five year employment agreement dated as of August 1, 1990. However, Mr. Lucas has not drawn a salary for the past several months and will continue not to draw a salary until such time when significant revenues are generated from the imminent implementation of the Company's programs. Mr. Lucas has also forgiven a significant portion of his salary in prior years.

     Mr. Finnis served as Executive Vice President of Command and received a salary of $160,000 per year under a five year contract effective August 1, 1990. In August 1992, the contract was amended and the term extended to August 1997 after a 10% salary cut. In November 1994 Mr. Finnis took an additional voluntary salary cut. In January 1996, Command accepted Mr. Finnis' resignation as officer and director of Command.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of the date of this report information with respect to the beneficial ownership of Common Stock by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock, (ii) each Director of the company, (iii) each of the named executive officers, and (iv) all Directors and executive officers of the Company as a group. The Company believes that each of the shareholders listed below have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

Name & Address of               Number of Shares
Beneficial Owner                Beneficially Owned             Percent of Class
- ----------------                ------------------             ----------------

Directors and Executive
Officers

William G. Lucas                1,224,918                        4.82%
100 Garden City Plaza
Garden City, NY 11530


John G. George (1)                     23                          *
880 N.W. 116th Avenue
Plantation Acres, FL 33325

Robert W. Seiffert                     27                          *
254 Amos Avenue
Oceanside, NY 11572

Officers & Directors
 as a group                     1,224,968                        4.82%
(Three persons)

- ----------
* Less than 0.01%
(1) Includes shares beneficially owned by family members.

ITEM 13. Certain Relationships and Related Party Transactions

     In the past the Company has experienced cash flow difficulties, and as a result, Mr. William Lucas has lent the Company money at virtually no interest. At June 30, 1996 and 1995, the Company owed Mr. Lucas for amounts lent to the company, approximately $335,000 and $75,000, respectively, which amounts did not bear interest. Mr. Lucas has also not drawn a salary for the past several months and is currently not drawing a salary. In addition, in past years Mr. Lucas has forgiven a significant portion of his salary.

     On December 26, 1995 and April 15, 1996, Mr. Lucas acquired 200,000 and 1,000,000 shares of the Company's Common Stock pursuant to stock options at an exercise price equal to 50% of the market price of the Company's Common Stock on such dates, namely, $0.50 and $0.105, respectively.

ITEM 14. Exhibits and Reports on Form 8-K

(a)  EXHIBITS

(3.0) (i)  Articles of Incorporation, incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the year ended June 30, 1990, File # 0-18270.

      (ii) By-Laws, incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the year ended June 30, 1990, File # 0-18270.

(10.8)     William G. Lucas Employment Agreement incorporated by reference to
           Exhibit 10.8 of the 1990 10-K and amended herein by reference to Item II.

(10.9)     Richard E. Finnis Employment Agreement incorporated by reference to
           Exhibit 10.8 of the 1990 10-K and amended herein by reference to Item II.


(10.14)    Garden City Lease Agreement incorporated by reference to Exhibit
           10.14 of the 1994 10-K.

(11.0) Statement re: Computation of per share earnings. See Footnote 14 attached to the financial Statement filed herewith.

(22.0)     Subsidiaries of the Registrant:
           Integrated Systems International, Inc. - a Florida corporation acquired in May 1996.
           Prestige Aircraft and Leasing Corp. - a Delaware corporation acquired in May 1996.
           Fidelity Holding Corp. - a Florida corporation acquired in October 1995.
           Berwyn Holdings, Inc. - a Delaware corporation acquired in March
           1995.
           Command America Corp. - a New York corporation formed in August 1990. Franklin Credit and Leasing Corp. - a New York corporation acquired in July 1993.
           Capital One Corp. - a Delaware corporation formed in January 1994. First Equities Corp. - a Delaware corporation formed in June 1993.

(23.0)     Consent of Independent Auditors.

(b)  REPORTS ON FORM 8-K

           NONE.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: SEPTEMBER 25, 1996               COMMAND CREDIT CORPORATION

                                        By: /s/ William G. Lucas
                                           ------------------------
                                            William G. Lucas
                                            Chairman, President, Chief Executive
                                            Officer and Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the Registration the capacities and on the date indicated.


/s/William G. Lucas            Chairman, President,         September 25, 1996
- ----------------------      Chief Executive Officer and
William G. Lucas              Chief Financial Officer


/s/John G. George             Treasurer & Director          September 25, 1996
- ----------------------
John G. George


/s/Robert W. Seiffert                Director               September 25, 1996
- ----------------------
Robert W. Seiffert