Form 10QSB
period 1996-09-30
DAWCIN INTERNATIONAL CORP
filed 1996-11-14
CIK 856130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              (Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from _______ to _______

                         Commission File Number 0-18270

                           DAWCIN INTERNATIONAL CORP.
                           --------------------------
           (Exact name of the registrant as specified in its charter)

          NEW YORK                                  11-2857523
          --------                                  ----------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification  No.)

                              100 Garden City Plaza
                              ---------------------
                           Garden City, New York 11530
                    (Address of principal executive offices)

                                 (516) 739-8800
                                 --------------
                         (Registrant's telephone number)

                           Command Credit Corporation
                           --------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  X              No
               ---                ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of November 7, 1996, 378,867. This amount reflects a Two Hundred
(200) to One (1) reverse stock split effective at the open of business on October 17, 1996.


Transitional Small Business Disclosure Format (check one):

           Yes                 No  X
               ---                ---

PART I: Financial Information
ITEM 1:  Financial Statements

                   DAWCIN INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS
                                                      (UNAUDITED)      (AUDITED)
                                                      September 30      June 30
                                                          1996           1996
                                                      ------------      -------
Current Assets:
  Cash and Cash Equivalents (Note 2)                  $   18,953      $   45,295
  Accounts Receivable, net (Note 3)                      226,697         248,465
  Note Receivable (Note 4)                             2,485,000       2,485,000
  Prepaid Expenses                                         7,614           9,913
  Interest Receivable (Note 5)                           600,000         600,000
                                                      ----------      ----------
  Total Current Assets                                 3,338,264       3,388,673
                                                      ----------      ----------
Fixed Assets:

  Equipment                                              681,721         729,117
  Furniture & Fixtures                                   166,480         166,400
  Leasehold Improvements                                 225,003         225,003
                                                      ----------      ----------
                                                       1,073,204       1,120,520
  Less:  Accumulated Depreciation
            and Amortization                             722,177         743,723
                                                      ----------      ----------
  Total Net Fixed Assets                                 351,027         376,797
                                                      ----------      ----------
Other Assets:
  Marketable Equity Securities                               -0-          14,500
  Organization Expenses                                    5,049             677
  Computer Software                                      128,297         119,992
  Goodwill                                               262,586          75,967
  Security Deposits                                       38,701          38,701
                                                      ----------      ----------
  Total Other Assets                                     434,633         249,837
                                                      ----------      ----------
Total Assets                                          $4,123,924      $4,015,307
                                                      ==========      ==========

The accompanying notes are an integral part of this report.

                   DAWCIN INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                       LIABILITIES & SHAREHOLDERS' EQUITY

                                                     (UNAUDITED)      (AUDITED)
                                                     September 30      June 30
                                                         1996           1996
                                                     ------------      -------
Current Liabilities:
  Accounts Payable & Accrued Expenses (Note 6)       $  935,801      $  784,517
  Leases Payable                                         20,141          20,141
  Payroll Taxes Payable                                 308,308         239,462
  Notes Payable (Note 7)                                214,966         203,065
  Salaries Payable (Note 8)                             196,120         158,944
  Loans Payable (Note 7)                                568,330         484,622
                                                     ----------      ----------
  Total Current Liabilities                           2,243,666       1,890,751
                                                     ----------      ----------
Long Term Liabilities:
  Leases Payable                                         26,830          31,868
  Notes Payable (Note 7)                                893,759         911,259
                                                     ----------      ----------
  Total Long Term Liabilities                           920,589         943,127
                                                     ----------      ----------
Total Liabilities                                     3,164,255       2,833,878
                                                     ----------      ----------
Shareholders' Equity:
  Common Stock - Authorized 150 Mill. Shares,
  $.0001 Par Value, 50,166,719 Issued and
  49,095,306 Outstanding at 9/96                          5,016           2,540
  Paid-In-Capital in Excess of Par Value             45,963,520      43,929,791
  Paid-In-Capital from Treasury Stock                   946,434         946,434
  Paid-In-Capital from Warrants Exercised               902,389         902,389
  Translation Adjustment                                  4,852           5,528
  Retained (Deficit)                                (45,828,123)    (43,575,706)
                                                     ----------      ----------
  Total Shareholders' Equity                          1,994,088       2,210,976
Less: Treasury Shares at Cost                        (1,034,419)     (1,029,547)
                                                     ----------      ----------
Net Shareholders' Equity                                959,669       1,181,429
                                                     ----------      ----------
Total Liabilities and Shareholders' Equity           $4,123,924      $4,015,307
                                                     ==========      ==========

          The accompanying notes are an integral part of this report.

                   DAWCIN INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30TH
                                   (UNAUDITED)

                                                       1996            1995
                                                    ----------      ----------
Revenues:
  Operating Revenue                                 $  296,291      $  142,060
                                                    ----------      ----------
  Total Revenue                                     $  296,291      $  142,060
Costs Related to Revenue                               155,711         106,853
                                                    ----------      ----------
Gross Income                                        $  140,580      $   35,207
                                                    ----------      ----------
Operating Expenses:
  Selling and Administrative
     Expenses (Schedule I)                           1,142,069         601,975
  Cost of Shares for Services
     Rendered (Schedule II)                          1,278,993       1,513,727
  (Gain) Loss on Investment                                -0-       1,907,793
  (Gain) Loss on Sale of Assets                        (25,000)            -0-
  Bad Debt Expense                                         -0-         618,313
  Taxes                                                 29,050          23,970
                                                    ----------      ----------
  Total Operating Expenses                          $2,425,112      $4,665,778
                                                    ----------      ----------
Net (Loss) from Operations                          (2,284,532)     (4,630,571)
                                                    ----------      ----------
Non-Operating & Non-Recurring:
  Gain (Loss) on Sale of Marketable
  Equity Securities                                     (1,000)            -0-
                                                    ----------      ----------
Net (Loss)                                         ($2,285,532)    ($4,630,571)
                                                    ==========      ==========
Net (Loss) per Outstanding
  Common Share (Note 10)                            ($    0.06)     ($    6.00)*
                                                    ==========      ==========

* NOTE: This amount has been restated to reflect a One Hundred Fifty (150) to One (1) reverse stock split effective October 27, 1995.

          The accompanying notes are an integral part of this report.

                   DAWCIN INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30TH
                                   (UNAUDITED)

                                                        1996           1995
                                                    ----------      ----------
Cash Flow from Operations:
Net (Loss)                                         ($2,285,532)    ($4,630,571)
Adjustments to Reconcile Net Loss
  to Net Cash Provided by Operations
   Depreciation & Amortization                         (21,546)       (296,064)
   (Gain)/Loss on Sale of Marketable
     Equity Securities                                   1,000             -0-
   Foreign Currency Translation Adjustment                (676)        (14,035)
(Increase) Decrease in:
   Prepaid Expenses                                      2,299        (469,592)
   Accounts Receivable                                  21,768         224,685
   Organization Expenses                                (4,372)         29,148
   Computer Software                                    (8,305)          2,963
Increase (Decrease) in:
   Accounts Payable                                    151,284        (720,808)
   Leases Payable                                       (5,038)        (53,726)
   Payroll Taxes Payable                                68,846        (173,325)
   Notes Payable                                        (5,599)       (145,929)
   Salaries Payable                                     37,176          61,250
   Loans Payable                                        83,708          (7,866)
                                                    ----------      ----------
Net Cash Used (Provided) by Operations              (1,964,987)     (6,193,870)
                                                    ----------      ----------
Cash Flow from Financing Activities:
   Proceeds from Issuance of Common Stock            2,036,205       1,654,345
   Purchase of Treasury Stock                           (4,872)         (5,000)
   Retained Earnings Liquidated Subsidiaries            33,115       1,876,281
                                                    ----------      ----------
Net Cash Flow from Financing Activities              2,064,448       3,525,626
                                                    ----------      ----------
Cash Flow from Investing Activities:
   Capital Expenditures Paid in Cash                    47,316         420,090
   Bank/Data Center Acquisition                            -0-         260,993
   Goodwill                                           (186,619)      1,937,192
   Proceeds from Sale of Marketable
     Equity Securities                                  13,500           6,301
                                                    ----------      ----------
Net Cash (Used) by Investing Activities               (125,803)      2,624,576
                                                    ----------      ----------
Net Increase in Cash and Cash Equivalents              (26,342)        (43,668)
Cash and Cash Equivalents Beginning of Period           45,295         228,098
                                                    ----------      ----------
Cash and Cash Equivalents End of Period             $   18,953      $  184,430
                                                    ==========      ==========


          The accompanying notes are an integral part of this report.

                   DAWCIN INTERNATIONAL CORP. AND SUBSIDIARIES
                              SUPPORTING SCHEDULES
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30TH
                                   (UNAUDITED)

SCHEDULE I                                                1996            1995
                                                      ----------      ----------
Selling Expenses:
Salaries & Outside Services                           $   98,689      $   13,446
Travel & Entertainment                                   136,840          51,099
Telephone                                                 36,633          18,204
Commissions                                               19,925          59,299
Processing Charges                                           686           6,143
Trade Shows                                                2,600             100
                                                      ----------      ----------
Total Selling Expenses                                $  295,373      $  148,291
                                                      ==========      ==========
Administrative Expenses:
Salaries & Outside Services                           $  256,399      $  193,650
Professional Fees                                        198,548         110,294
Office Expenses                                            6,288           1,099
Stock Transfer Fees                                        1,689           2,776
Rent                                                      72,673          39,275
Stationery, Messenger, Printing & Postage                 16,652          13,924
Insurance                                                 26,362          26,023
Repair & Maintenance                                      15,065           5,924
Building & Equipment Leasing                               7,096          14,349
Depreciation & Amortization                               44,161          33,211
Utilities & Sundry Expenses                               22,768           1,060
Interest Expense                                         178,995          12,099
                                                      ----------      ----------
Total Administrative Expenses                         $  846,696      $  453,684
                                                      ==========      ==========
TOTAL SELLING AND ADMINISTRATIVE EXPENSES             $1,142,069      $  601,975
                                                      ==========      ==========
SCHEDULE II
Cost of Shares for Services Rendered:
Consulting                                            $  517,559      $  712,280
Marketing                                                275,916          19,119
Public Relations                                         296,020         782,328
Research & Development                                   189,498             -0-
                                                      ----------      ----------
TOTAL COST OF SHARES FOR SERVICES RENDERED            $1,278,993      $1,513,727
                                                      ==========      ==========

          The accompanying notes are an integral part of this report.

                   DAWCIN INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 & 1995
                                   (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) Method of Accounting: Dawcin International Corp. utilizes the accrual method of accounting in recording all transactions.

B) Consolidation:  Command Credit Acceptance  Corporation  ("Acceptance")  was
incorporated in Florida on September 9, 1985. On October 12, 1988, Acceptance was acquired by Video Plan International Corp. ("VPI"), a New York corporation with virtually no business activity since 1980. Simultaneously, VPI changed its name to Command Credit Corporation ("Command"). In October 1996, Command changed its name to Dawcin International Corp. ("Dawcin").
Results of operations of Dawcin and its subsidiaries are reported on a consolidated basis.

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

F) Income taxes: The Company recognizes taxes on income as the liability is incurred. To date, the Company has accumulated net operating losses which can be used to offset future earnings.

NOTE 2:  CASH AND CASH EQUIVALENTS

Cash and cash equivalents represents amounts available for current operations held in cash, checking accounts and interest bearing accounts.

NOTE 3:  ACCOUNTS RECEIVABLE

Accounts receivable consists primarily of trade receivables in connection with the Company's credit card division. There is no allowance for doubtful accounts because all receivables are deemed collectible.

NOTE 4:  NOTES RECEIVABLE

In October 1995, the Company signed a definitive agreement with Jetlease Finance Corp., a Florida corporation ("Jetlease"), under which the Company acquired 100% of the common stock of Fidelity Holding Corp., ("Fidelity") a wholly-owned subsidiary of Jetlease (the "Jetlease Transaction"). Jetlease is primarily engaged in the leasing of small, medium and large aircraft to corporations and high net worth individuals. The Jetlease Transaction provided for Jetlease to issue two promissory notes totaling ten million dollars ($10,000,000) in the aggregate, at a 12% per annum interest rate. These notes are interest only for twenty-four (24) months with the entire principal due at the end of twenty-four (24) months. One note is collateralized by a 1974 Boeing 727-200F and the other note is collateralized by a 1971 Boeing 727-100.

These notes are currently in default. The Company has not received any interest payments on the two promissory notes. The Company notified Jetlease and the Federal Aviation Administration ("FAA") of the default and commenced an action to foreclose on its collateral, the aircraft. The Company also commenced an action against Jetlease, its principals and others, for damages. The Company has accrued interest income on these notes in the amount of $600,000 which represents accrued interest for the period January 1, 1996 through June 30, 1996. Management believes the probability of collecting this accrued interest is favorable.

On April 21, 1996, an involuntary petition under Chapter 7 (liquidation) of the United States Bankruptcy Code was filed against Jetlease in the United States Bankruptcy Court for the Southern District of Florida. Jetlease consented to the entry of an order for relief, to convert the case to a case under Chapter 11 (reorganization) and the appointment of a trustee. Subsequent to June 30, 1996, the Company was informed by its legal counsel that the collateral securing these promissory notes had been misrepresented to the Company. The Company had been supplied with fraudulent appraisals. Based upon this information, the Company has written down the value of the two promissory notes to $1,875,000, the current market value of the two aircraft. This amount was determined by a subsequent appraisal of the aircraft which was ordered by the Judge of the United States Bankruptcy Court, for the Southern District of Florida. However, this transaction is still subject to litigation in the Bankruptcy court.

In addition, the Company has a note receivable as a result of a guaranteed investment.

NOTE 5:  INTEREST RECEIVABLE

Interest receivable consists primarily of amounts due from Jetlease as payment on the two promissory notes (see Note 4).

NOTE 6:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consists of miscellaneous trade payables and amounts due to vendors. Accrued expenses consist primarily of expenses incurred during the period but invoiced after September 30, 1996.

NOTE 7:  NOTES AND LOANS PAYABLE


Current notes payable consist of an amount due to a third party lender, payable with interest at prime plus 2% with a maturity date of May 1997 as well as amounts due to the principals of Berwyn Holdings, Inc., a wholly owned subsidiary of the Company. Current loans payable consists of amounts lent to the Company by William G. Lucas, Chairman of Dawcin as well as amounts due to third party short-term lenders. Long-term notes payable consist of amounts due to a third party lender. This lender provides funds on an as needed basis at a rate of 10% per annum. The Company will repay these loans at such time when there is sufficient revenue generated from the implementation of the Company's programs.

NOTE 8:  SALARIES PAYABLE

Salaries payable consists of amounts owed to Mr. Lucas, Chairman of Dawcin. Mr. Lucas has not drawn a salary for the past several months and will continue not to draw a salary until such time when significant revenues are generated from the implementation of the Company's programs. Mr. Lucas has also forgiven a significant portion of his salary in prior years.

NOTE 9:  SHAREHOLDERS' EQUITY

At September 30, 1996 the Company had outstanding 50,166,719 shares of common stock. Management believes that the Company's common stock is greatly undervalued, and therefore, has from time to time purchased its securities on the open market. To date, the Company has reacquired 1,071,413 shares of common stock. These shares were accounted for at cost to the issuer and at September 30, 1996. All such shares are held in the treasury.

On October 4, 1995, The Company's Board of Directors approved a reverse stock split of its common shares, pursuant to which every One Hundred Fifty (150) shares of the Company's issued and outstanding common stock was converted to One
(1) share. This reverse split became effective on October 27, 1995. In addition, the Company has issued to shareholders of record as of the close of business on Thursday, October 26, 1995, a warrant equivalent to a 300% common stock dividend (post split), at no cost to the shareholder. Eighteen months from October 27, 1995, the warrants may be exercised and converted into common stock. These warrants will be callable by the Company on October 28, 1998 at par value.

NOTE 10:  LOSS PER SHARE

Loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding during the three months ended September 30, 1996 and 1995 was 36,800,444 and 825,935, respectively. The amount for the 1995 period has been restated to reflect a One Hundred Fifty (150) to One (1) reverse stock split effective October 27, 1995.

NOTE 11:  SUBSEQUENT EVENTS


On October 8, 1996, the Company's Board of Directors approved a name change to Dawcin International Corp.

On October 4, 1996, the Company's Board of Directors approved a reverse stock split of its common shares, pursuant to which every Two Hundred (200) shares of the Company's issued and outstanding common stock was converted to One (1) share. This reverse split became effective the open of business on October 17, 1996. In addition, shareholders of record as of the close of business on October 16, 1996 will be granted a stock option on a one for one basis equal to the post reversed split shares. A registration filing for these shares will be submitted to the SEC within 120 days from the date the option is granted. In order to qualify, shareholders must hold their existing shares for thirty (30) days from October 16, 1996 at which time shareholders of record will receive an option to purchase shares in Dawcin on a one for one basis at a discounted price of $0.50 per share.

The Company's outstanding warrants did not reverse split with the common stock, however, the terms of the warrants have been amended. The new terms of the warrants are as follows: for every two hundred warrants a shareholder may purchase one common share for three dollars and fifty cents ($3.50) per share. With respect to uneven amounts, a shareholder can pay the fractional amount equal to one full share.

On October 4, 1996, Dawcin's Board of Directors granted permission to proceed with the acquisition of First Equities Corp., a mortgage banking company located in Melville, New York. Furthermore, the Board of Directors approved the appointment of two new Board members; Mr. Edward Capuano, Chairman of First Equities Corp. and Ms. Lisa Vota, Vice President of Finance of Dawcin.

On October 7, 1996, the Company's Board of Directors accepted the resignation of William G. Lucas as President of Dawcin and approved the appointment of Mr. Edward Capuano as President and Chief Operating Officer of Dawcin. Mr. Lucas still holds the title of Chairman and Chief Executive Officer of the Company.

On October 17, 1996 Dawcin International Corp. concluded the acquisition of 97% of First Equities Corp., a full service mortgage banking company located in Melville, New York. First Equities has mortgage banking licenses in eight states and has pending or planned applications in an additional twelve states. Currently, First Equities is operating out of eighteen branches in eight states and has experienced consistent growth in both size and volume of mortgages originated since its inception less than a year ago.


ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes thereto.


Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended
 September 30, 1995

   Revenues. Revenues for the three months ended September 30, 1996 and 1995 were $140,580 and $35,270, respectively. The increase in revenues is due primarily due to the improved operations of the Company's subsidiaries, specifically, the addition of Berwyn's contracts with European American Bank
(EAB) and Fleet Bank and the Company's acquisition in May 1996 of Integrated Systems International, Inc. (ISI). ISI is a high-tech MIS company with expertise in implementing specific network solutions and integrating diverse network systems and applications.

   Selling and Administrative Expenses. Selling and Administrative expenses for the three months ended September 30, 1996 and 1995 were $1,142,069 and $601,975, respectively. This increase is due to an increase of professional fees, specifically, legal fees incurred in connection with the Company's arbitration proceeding against Prime and litigation with regard to the Jetlease transaction. In addition, salary expense increased due to the acquisition of ISI.

   Cost of Shares Issued for Services Rendered. The Cost of Shares Issued for Services Rendered for the three months ended September 30, 1996 and 1995, were $1,278,993 and $1,513,727, respectively. This decrease is a result of the Company's efforts to reduce the amount of shares of its Common Stock issued to various consultants and professional servicers for consulting, marketing, public relations and research and development.

   Loss on Investment and Bad-Debt Expense. Loss on Investment for the three months ended September 30, 1996 and 1995 was $-0- and $1,907,793, respectively. Bad-debt expense for the three months ended September 30, 1996 and 1995 was $-0-and $618,313, respectively. These decreases are due to the write-off in September 1995 of Prime Source Managed Total Care, Inc. a medical billing service that also provided managed health care, located in Salt Lake City, Utah. In addition, the Company had two inactive subsidiaries, BanServ, Inc. (BanServ) and Command Credit Limited (Limited) which were written-off during 1995.

   Net Losses. For the three months ended September 30, 1996 and 1995, the Company had net losses of $2,285,532 and $4,630,571, respectively. The decrease in losses is due primarily to the decrease in loss on investment and bad-debt expense, described above, as well as a decrease in the cost of shares issued for services offset by an increase in selling and administrative expenses.

Liquidity and Capital Resources

   As of September 30, 1996, the Company held cash and cash equivalents of approximately $19,000. The Company had total assets of $4,123,924 and total liabilities of $3,164,255, compared with $4,015,307 and $2,833,878, respectively at September 30, 1995. The increase in assets is due primarily to an increase in goodwill attributable to the acquisition of ISI in May 1996. The increase in liabilities is due primarily to an increase in loans payable to the Chairman of Dawcin as well as an increase in trade payables and payroll taxes payable, offset in part by a decrease in long-term notes payable to third party lenders.

   In the past, the Company has experienced cash flow difficulties as a result of the substantial effort and expense incurred to implement its credit card programs. The Company generates its cash flow almost exclusively from its operating activities. When the Company experiences its cash flow difficulties, William G. Lucas, Chairman of Dawcin, from time to time lends the Company funds at virtually no interest. Mr. Lucas has also not drawn a salary for the past several months and is currently not drawing a salary. In addition, in past years Mr. Lucas has forgiven a significant portion of his salary. The Company may increase its liquidity and capital resources through its currently growing bank credit card service program and through its MIS division which has recently signed a major information technology contract with a large regional HMO facility. Berwyn expects to sign a number of new bank contracts which are currently in final stages of negotiations. It should be noted that cash flows have been increasing every day as a result of the addition of new credit card applications. However, the Company is disappointed that the amount of new credit card applications is not at the rate it expected. Management believes that these new credit card applications will begin to increase as EAB becomes more experienced in the secured credit card program.

   The Company currently has no material commitments for capital expenditures. The Company continues to explore new means to increase its capital base to finance current operations and to implement its business plan.

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

      (a) EXHIBITS

 (2)  Stock Purchase Agreement incorporated herein.
(27)  Financial Data Schedule incorporated herein.
(99)  Pro Forma Financial Information incorporated herein.


      (b) REPORTS ON FORM 8-K

              NONE.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1996                 DAWCIN INTERNATIONAL CORP.
                                                  (Registrant)


                                          By: /s/ William G. Lucas
                                              ------------------------
                                              William G. Lucas, Chairman