Form 10QSB
period 1996-12-31
DAWCIN INTERNATIONAL CORP
filed 1997-02-14
CIK 856130

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number 0-18270

                           DAWCIN INTERNATIONAL CORP.
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

                                  (516)739-8800
                         (Registrant's telephone number)

                           Command Credit Corporation
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 7, 1997: 2,388,254. This amount reflects a Two Hundred
(200) to One (1) reverse stock split effective at the open of business on October 17, 1996.

Transitional Small Business Disclosure Format (check one):
                       Yes                           No X
                          ---                          ---

PART I: Financial Information
ITEM 1:  Financial Statements


                   DAWCIN INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS
                                   (UNAUDITED)



                                                                    December 31
                                                                        1996
                                                                   ------------
Current Assets:
  Cash and Cash Equivalents (Note 2)                               $     10,866
  Accounts Receivable, net (Note 3)                                     107,527
  Notes Receivable (Note 4)                                             610,000
  Prepaid Expenses                                                        6,479
                                                                   ------------
  Total Current Assets                                                  734,872
                                                                   ------------

Fixed Assets:
  Equipment                                                             678,461
  Furniture & Fixtures                                                  166,975
  Leasehold Improvements                                                225,003
                                                                   ------------
                                                                      1,070,439
  Less:  Accumulated Depreciation
            and Amortization                                            755,490
                                                                   ------------
  Total Net Fixed Assets                                                314,949
                                                                   ------------

Other Assets:
  Long Term Notes Receivable (Note 4)                                   650,000
  Organization Expenses                                                   4,062
  Computer Software                                                     129,291
  Goodwill                                                              261,704
  Security Deposits                                                      38,701
                                                                   ------------
  Total Other Assets                                                  1,083,758
                                                                   ------------
Total Assets                                                       $  2,133,579
                                                                   ============











           The accompanying notes are an integral part of this report.

                   DAWCIN INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                       LIABILITIES & SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                    December 31
                                                                        1996
                                                                   ------------
Current Liabilities:
  Accounts Payable & Accrued Expenses (Note 5)                     $  1,083,506
  Leases Payable                                                         20,141
  Payroll Taxes Payable                                                 430,196
  Notes Payable (Note 6)                                                226,397
  Salaries Payable (Note 7)                                             211,250
                                                                   ------------
  Total Current Liabilities                                           1,971,490
                                                                   ------------

Long Term Liabilities:
  Leases Payable                                                         25,259
  Notes Payable (Note 6)                                                627,834
                                                                   ------------
  Total Long Term Liabilities                                           653,093
                                                                   ------------
Total Liabilities                                                     2,624,583
                                                                   ------------

Shareholders' Equity (Note 8):
  Common Stock - Authorized 150 Mill. Shares,
  $.0001 Par Value, 2,388,254 Issued and
  2,382,896 Outstanding at 12/96                                            239
  Paid-In-Capital in Excess of Par Value                             44,939,477
  Paid-In-Capital from Treasury Stock                                   946,434
  Paid-In-Capital from Warrants Exercised                               902,389
  Translation Adjustment                                                  4,852
  Retained (Deficit)                                                (46,249,976)
                                                                   ------------
  Total Shareholders' Equity                                            543,415
Less: Treasury Shares at Cost                                        (1,034,419)
                                                                   ------------
Net Shareholders' Equity                                               (491,004)
                                                                   ------------
Total Liabilities and Shareholders' Equity                         $  2,133,579
                                                                   ============







           The accompanying notes are an integral part of this report.

                  DAWCIN INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                        DECEMBER 31     DECEMBER 31     DECEMBER 31     DECEMBER 31
                                                            1996            1995            1996            1995
                                                        ------------    ------------    ------------    ------------
Revenues:
  Operating Revenue                                     $    276,994    $    228,614    $    573,285    $    370,674
                                                        ------------    ------------    ------------    ------------
  Total Revenue                                         $    276,994    $    228,614    $    573,285    $    370,674

Costs Related to Revenue                                     185,848         136,569         341,559         243,422
                                                        ------------    ------------    ------------    ------------
Gross Income                                            $     91,146    $     92,045    $    231,726    $    127,252
                                                        ------------    ------------    ------------    ------------

Operating Expenses:
  Selling and Administrative Expenses                        732,380         803,226       1,874,449       1,405,201
 Cost of Shares for Services Rendered                      1,069,225       5,884,290       2,348,218       7,398,017
 (Gain) Loss on Investment                                       -0-             -0-             -0-       1,901,492
 (Gain) Loss on Sale of Assets                               (77,335)            -0-        (102,335)            -0-
  Bad Debt Expense                                               -0-          53,500             -0-         671,813
  Taxes                                                       22,737          52,932          51,787          76,902
                                                        ------------    ------------    ------------    ------------
  Total Operating Expenses                              $  1,747,007    $  6,793,948    $  4,172,119    $ 11,453,425
                                                        ------------    ------------    ------------    ------------
Net (Loss) from Operations                                (1,655,861)     (6,701,903)     (3,940,393)    (11,326,173)
                                                        ------------    ------------    ------------    ------------

Non-Operating & Non-Recurring:
 Gain ( Loss) on Sale of Marketable Equity Securities            358        (187,500)          1,358        (193,801)
                                                        ------------    ------------    ------------    ------------
Net (Loss)                                              ($ 1,655,503)   ($ 6,889,403)   ($ 3,939,035)   ($11,519,974)
                                                        ============    ============    ============    ============

Net (Loss) per Outstanding
  Common Share (Note 9)                                       ($0.27)       ($409.00)*        ($1.25)     ($1,093.00)*
                                                        ============    ============    ============    ============


* NOTE: This amount has been restated to reflect a One Hundred Fifty (150) to One (1) reverse stock split effective | October 27, 1995, and a Two Hundred (200) to One (1) reverse stock split effective October 17, 1996.




           The accompanying notes are an integral part of this report.

                   DAWCIN INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE SIX MONTHS ENDED DECEMBER 31
                                   (UNAUDITED)


                                                      1996            1995
                                                  ------------    ------------
Cash Flow from Operations:
Net (Loss)                                        ($ 3,939,035)   ($11,519,974)
Adjustments to Reconcile Net Loss
  to Net Cash Provided by Operations
   Depreciation & Amortization                          11,767        (261,323)
   (Gain)/Loss on Sale of Marketable
     Equity Securities                                   1,000         193,801
   Foreign Currency Translation Adjustment                (676)        (14,034)
(Increase) Decrease in:
   Prepaid Expenses                                      3,434        (310,072)
   Accounts Receivable                                 140,938         240,990
   Notes Receivable                                  1,225,000     (10,000,000)
   Interest Receivable                                 600,000             -0-
   Organization Expenses                                (3,385)         29,685
   Computer Software                                    (9,299)            891
   Security Deposits                                       -0-          (5,000)
Increase (Decrease) in:
   Accounts Payable                                    298,989        (796,082)
   Leases Payable                                       (6,609)        (58,163)
   Payroll Taxes Payable                               190,734        (198,782)
   Notes Payable                                       486,935         575,028
   Salaries Payable                                     52,306          25,416
                                                  ------------    ------------
Net Cash Used (Provided) by Operations                (947,901)    (22,097,619)
                                                  ------------    ------------

Cash Flow from Financing Activities:
   Proceeds from Issuance of Common Stock            1,007,385      18,264,367
   Purchase of Treasury Stock                           (4,872)        (30,000)
   Retained Earnings Liquidated Subsidiaries            33,115       1,215,564
                                                  ------------    ------------
Net Cash Flow from Financing Activities              1,035,628      19,449,931
                                                  ------------    ------------

Cash Flow from Investing Activities:
   Capital Expenditures Paid in Cash                    50,081         404,766
   Bank/Data Center Acquisition                            -0-         260,993
   Goodwill                                           (185,737)      1,938,030
   Proceeds from Sale of Marketable
     Equity Securities                                  13,500             -0-
                                                  ------------    ------------
Net Cash (Used) by Investing Activities               (122,156)      2,603,789
                                                  ------------    ------------

Net Increase in Cash and Cash Equivalents              (34,429)        (43,899)
Cash and Cash Equivalents Beginning of Period           45,295         228,098
                                                  ------------    ------------
Cash and Cash Equivalents End of Period           $     10,866    $    184,199
                                                  ============    ============






     The accompanying notes are an integral part of this report.

                   DAWCIN INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)

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

NOTE 4: NOTES RECEIVABLE

In October 1995, the Company signed a definitive agreement with Jetlease Finance Corp., a Florida corporation ("Jetlease"), under which the Company acquired 100% of the common stock of Fidelity Holding Corp. ("Fidelity") a wholly-owned subsidiary of Jetlease (the "Jetlease Transaction"). Jetlease is primarily engaged in the leasing of small, medium and large aircraft to corporations and high net worth individuals. The Jetlease Transaction provided for Jetlease to issue two promissory notes to Fidelity totaling ten million dollars ($10,000,000) in the aggregate, at a 12% per annum interest rate. These notes were interest only for twenty-four (24) months with the entire principal due at the end of twenty-four (24) months. One note was collateralized by a 1974 Boeing 727-200F and the other note was collateralized by a 1971 Boeing 727-100.

These notes are currently in default. The Company has not received any interest payments on the two promissory notes. The Company notified Jetlease and the Federal Aviation Administration ("FAA") of the default and commenced an action to foreclose on its collateral, the aircraft. The Company also commenced an action against Jetlease, its principals and others, for damages. The Company had accrued interest income on these notes in the amount of $600,000 which represented accrued interest for the period January 1, 1996 through June 30, 1996. However, Management now believes the probability of collecting this accrued interest is unfavorable and therefore, has written off interest receivable in the amount of $600,000.

On April 21, 1996, an involuntary petition under Chapter 7 (liquidation) of the United States Bankruptcy Code was filed against Jetlease in the United States Bankruptcy Court for the Southern District of Florida. Jetlease consented to the entry of an order for relief, to convert the case to a case under Chapter 11 (reorganization) and the appointment of a trustee. Subsequent to June 30, 1996, the Company was informed by its legal counsel that the collateral securing these promissory notes had been misrepresented to the Company. The Company had been supplied with fraudulent appraisals. Based upon this information, in September 1996, the Company wrote down the value of the two promissory notes to $1,875,000, their current market value. This amount was determined by an appraisal of the aircraft ordered by the Judge of the United States Bankruptcy Court, for the Southern District of Florida.

During the quarter, a settlement with regard to these bankruptcy proceedings was achieved. However, this settlement is still subject to the courts approval. As a result of this settlement the Company has written off its note receivable from Jetlease in the amount of $1,875,000. Further details will be provided upon the courts approval of this case.

Long term notes receivable consists of an amount due from the principals of Prime Source Managed Total Care, Inc. ("Prime"). In November 1994, the Company acquired 88% of Prime, a medical billing service that also provided managed health care. The Company later discovered substantial problems with Prime and in June 1995, the Company entered into a Demand for Arbitration with Prime. A settlement of this case has been achieved and as a result the Company is recording a note receivable in the amount of $650,000 from the principals of Prime.

In addition, the Company has a note receivable in the amount of $360,000 as a result of a guaranteed investment and a note receivable for computer services provided to a third party.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consists of miscellaneous trade payables and amounts due to vendors. Accrued expenses consist primarily of expenses incurred during the period but invoiced after December 31, 1996.

NOTE 6: NOTES PAYABLE

Current notes payable consists of an amount due to a third party lender, payable with interest at prime plus 2% with a maturity date of May 1997 as well as amounts due to the principals of Berwyn Holdings, Inc., a wholly owned subsidiary of the Company. Long term notes payable consists of amounts lent to the Company by William G. Lucas, the Chairman of Dawcin. The Company will repay Mr. Lucas' loans at such time when there is sufficient revenue generated from the implementation of the Company's programs. In addition, the Company has notes payable as a result of convertible debentures. These debentures are repayable, based on their agreement, either through the issuance of stock or cash.

NOTE 7: SALARIES PAYABLE

Salaries payable consists of amounts owed to Mr. Lucas, the Chairman of Dawcin. For the past two years, Mr. Lucas is owed approximately twenty (20) months of salary. He will continue not to draw a salary until such time when significant revenues are generated from the implementation of the Company's programs. Mr. Lucas has also forgiven a significant portion of his salary in prior years.

NOTE 8: SHAREHOLDERS' EQUITY

At December 31, 1996 the Company had outstanding 2,388,254 shares of common stock. Management believes that the Company's common stock is greatly undervalued, and therefore, has from time to time purchased its securities on the open market. To date, the Company has reacquired 5,358 (1,071,413 reverse split 200 to 1 on October 17, 1996) shares of common stock. These shares were accounted for at cost to the issuer and at December 31, 1996, all such shares are held in the treasury.

NOTE 9: NET LOSS PER SHARE

Net loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding during the three months ended December 31, 1996 and 1995 was 6,130,909 and 16,842, respectively (the 1995 amount has been restated to reflect a 150 to 1 reverse stock split at October 1995 and a 200 to 1 reverse stock split at October 1996). The weighted average number of common shares outstanding during the six months ended December 31, 1996 and 1995 was 3,141,563 and 10,543, respectively (the 1995 amount has been restated to reflect a 150 to 1 reverse stock split at October 1995 and a 200 to 1 reverse stock split at October 1996)

NOTE 10: MERGERS AND ACQUISITIONS

On October 17 1996, Dawcin acquired 97% of First Equities Corp., a full service mortgage banking company in a stock for stock exchange. Subsequently, on December 10, 1996, the transaction was reversed through a combination of a spin-off and a surrender of Dawcin common stock by certain key First Equities shareholders. This transaction had no material effect on the Company's financial statements. However, shareholders of Dawcin benefited by their subsequent and continuous ownership of stock in First Equities.

NOTE 11: SUBSEQUENT EVENTS

On January 20, 1996, the Company's Board of Directors approved the sale of 100% of Berwyn Holdings, Inc., ("Berwyn") a wholly owned subsidiary of Dawcin. On January 24, 1996, the Company sold 100% of the issued and outstanding stock of Berwyn to Century Financial Services, Inc. ("Century"). As consideration for the sale of stock, Century agrees to pay to the Company a sum equal to fifty percent (50%) of the net profits of Berwyn from all currently existing accounts for as long as such accounts continue to contract with Berwyn or any successor entity to Berwyn. As additional compensation, Century will pay to the Company a sum equal to fifty percent (50%) of the net profits of Berwyn from each new account originating from an existing client contract. Said compensation shall continue for as long as the originating account and/or new account continues in its contract. In addition, it is agreed to by Century that $668,320 is due to the Company by Berwyn and Century, as the new owner of Berwyn, shall assume responsibility of this debt. Such debt is evidenced by a note to Dawcin executed by Berwyn. In addition, the Company and Century agree that as further consideration for this transaction, Century shall give the Company an agreement whereby the Company will act as an independent new account agent for Berwyn and the Company will be compensated for new business generated. No cash consideration was exchanged in connection with this transaction, however, this transaction will create a substantial reduction of liabilities (approximately $900,000) as well as an increase in assets (approximately $370,000), which Management believes will have a positive impact in the Company's financial statements. The terms and conditions of this transaction can be found in the Company's 8-K filing on February 7, 1997.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes thereto.

Results of Operations

Three and Six Months Ended December 31, 1996 Compared to Three and Six Months Ended December 31, 1995

Revenues. Revenues for the three and six months ended December 31, 1996 were $276,994 and $573,285, respectively, compared to $228,614 and $370,674, respectively, for the three and six months ended December 31, 1995. The increase in revenues is primarily due to the improved operations of the Company's subsidiaries, specifically, the addition of Berwyn's contracts with European American Bank (EAB) and Fleet Bank and the Company's acquisition in May 1996 of Integrated Systems International, Inc. (ISI). ISI is a high-tech MIS company with expertise in implementing specific network solutions and integrating diverse network systems and applications.

     Selling and Administrative Expenses. Selling and Administrative expenses for the three and six months ended December 31, 1996 were $732,380 and $1,874,449, respectively, compared to $803,226 and $1,405,201, respectively, at December 31, 1995. The decrease for the three month period is due to a reduction of costs in the current quarter which relate to the previous quarter. Had the first quarter expense been properly reported (reduced), the second quarter expenses would be virtually unchanged from the same period last year. The increase for the six month period is due primarily to an increase of professional fees, specifically, legal fees incurred in connection with the Company's arbitration proceeding against Prime and litigation with regard to the Jetlease transaction. In addition, salary expenses increased due to the acquisition of ISI.

Cost Of Shares Issued for Services Rendered. The Cost of Shares Issued for Services Rendered for the three and six months ended December 31, 1996 were $1,069,225 and $2,348,218, respectively, compared to $5,884,290 and $ 7,398,017, respectively, for the three and six months ended December 31, 1995. These decreases are a result of the Company's efforts to reduce the amount of shares of its Common Stock issued to various consultants and professional servicers for consulting, marketing, public relations and research and development.

     Loss on Investment and Bad-Debt Expense. There was no Loss on Investment or Bad Debt Expense for the three and six months ended December 31, 1996. Loss on Investment for the three and six months ended December 31, 1995 was $-0- and $1,901,492, respectively. Bad-debt expense for the three and six months ended December 31, 1995 was $53,500 and $671,813, respectively. These decreases are due to the Company having no Loss on Investment or Bad Debt Expense in the current periods compared to the write-off in September 1995 of Prime Source Managed Total Care, Inc. a medical billing service that also provided managed health care, located in Salt Lake City, Utah and the write off of two inactive subsidiaries, BanServ, Inc. (BanServ) and Command Credit Limited (Limited) which were written-off during 1995.

     Net Losses. For the three and six months ended December 31, 1996, the Company had net losses of $1,655,503 and $3,939,035, respectively, compared to $6,889,403 and $11,519,974, respectively, for the three and six months ended December 31, 1995. The decrease in losses is due primarily to the decrease in loss on investment and bad-debt expense, described above, as well as a decrease in the cost of shares issued for services

Liquidity and Capital Resources

     As of December 31, 1996, the Company held cash and cash equivalents of approximately $11,000. The Company had total assets of $2,133,579 and total liabilities of $2,624,583.

     In the past, the Company has experienced cash flow difficulties as a result of the substantial effort and expense incurred to implement its credit card programs. The Company generates its cash flow almost exclusively from its operating activities. When the Company experiences cash flow difficulties, William G. Lucas, Chairman of Dawcin, from time to time lends the Company funds at virtually no interest. Mr. Lucas has also not drawn a salary for the past several months and is currently not drawing a salary. In addition, in past years Mr. Lucas has forgiven a significant portion of his salary.

     The Company currently has no material commitments for capital expenditures. The Company continues to explore new means to increase its capital base to finance current operations and to implement its business plan.

Part II- Other Information

ITEM 1.      Legal Proceedings

In September, 1994, Command Credit Corporation ("Command"), William G. Lucas ("Lucas"), President of Command and Philip Leone ("Leone"), (a former officer of Command), consented to the entry of a cease and desist order. The Securities and Exchange Commission found that Command, Lucas and Leone violated Section 5 of the Securities Act. Command purported to rely upon the exemption from registration provided by the Securities Act Section 4(1) and upon Regulation S, the Commission's safe harbor for overseas sales of securities. However, Section 4(1) was not available because Command, the issuer, was a party to the distribution and Regulation S was inapplicable because the entire transaction occurred wholly within the United States. Accordingly, it was ordered, pursuant to Section 8A of the Securities Act, that Command, Lucas and Leone permanently cease and desist from committing or causing any violation or future violation of
Section 5 of the Securities Act.

ITEM 2.      Changes in Securities

On October 4, 1996, the Company's Board of Directors approved a reverse stock split of its common shares, pursuant to which every Two Hundred (200) shares of the Company's issued and outstanding common stock was converted to One (1) share. This reverse split became effective the open of business on October 17, 1996. In addition, shareholders of record as of the close of business on October 16, 1996 will be granted a stock option on a one for one basis equal to the post reversed split shares. A registration filing for these shares will be submitted to the SEC within 120 days from the date the option is granted. In order to qualify, shareholders must have held their existing shares for thirty (30) days from October 16, 1996 at which time shareholders of record will receive an option to purchase shares in Dawcin on a one for one basis at a discounted price of fifty cents ($0.50) per share.

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

ITEM 5.      Other Information

On October 8, 1996, the Company's Board of Directors approved a name change from Command Credit Corporation to Dawcin International Corp.

On October 7, 1996, the Company's Board of Directors accepted the resignation of William G. Lucas as President of Dawcin and approved the appointment of Mr. Edward Capuano as President and Chief Operating Officer of Dawcin. Mr. Lucas still holds the title of Chairman and Chief Executive Officer of the Company. On December 20, 1996 the Company's Board of Directors accepted the resignation of Mr. Edward Capuano as President and Chief Operating Officer and approved the appointment of Mr. William G. Lucas as President and Chief Operating Officer.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   EXHIBITS

            (27)  Financial Data Schedule incorporated herein.


      (b)   REPORTS ON FORM 8-K

            8-K dated February 7, 1997 to report:

            Item 2. Acquisition or Disposition of Assets

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 1997                    DAWCIN INTERNATIONAL CORP.
                                            (Registrant)


                                            By:/s/ William G. Lucas
                                               ------------------------------
                                               William G. Lucas, Chairman and
                                               Chief Financial Officer