Form 10QSB/A
period 1996-06-30
DAWCIN INTERNATIONAL CORP
filed 1997-05-13
CIK 856130

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A


Amendment No. 1 to Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1996.


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


           SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT: NONE

             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                         Common Shares par value $0.0001
                                (Title of Class)

Dawcin International Corp., formerly known as Command Credit Corporation, filed its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, without obtaining a signature from Gulian & Company, its certified public accountant.

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 to remove the audit report of Gulian & Company, to identify the financial statements filed as part of the Annual Report as unaudited, and to clarify that they are the responsibility of management and contain all necessary adjustments.

The Registrant intends to engage a new accounting firm to audit its financial statements for the fiscal year ended June 30, 1996 in compliance with Article 2 of Regulation S-X.

Until the Registrant obtains an audit report complying with Article 2 of Regulation S-X with respect to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, the Registrant will not be in compliance with the requirements of the Securities Exchange Act of 1934. Until a satisfactory audit report is filed, registration statements under the Securities Act of 1933 and post-effective amendments to registration statements will not be declared effective. In addition, offerings may not be made pursuant to effective registration statements, or pursuant to Rules 505 and 506 of Regulation D where any purchasers are not accredited investors under Rule 501 (a) of that Regulation, until the required audited financial statements are filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Dawcin International Corp.

Date:    May 13, 1997                        By: /s/ William G. Lucas
                                                ----------------------
                                                 William G. Lucas, Chairman and
                                                 Chief Financial Officer