Form 10QSB
period 1997-03-31
DAWCIN INTERNATIONAL CORP
filed 1997-05-15
CIK 856130

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              (Mark One)

                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

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

    Yes __       No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 7, 1997: 3,688,254. This amount reflects a Two Hundred (200) to One (1) reverse stock split effective at the open of business on October 17, 1996.

Transitional Small Business Disclosure Format (check one):

    Yes          No  X

PART I: Financial Information
ITEM 1:  Financial Statements


                 DAWCIN INTERNATIONAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS
                                 (UNAUDITED)


                                           March
                                           1997
                                        ----------
Current Assets:

  Cash and Cash Equivalents (Note 2)    $      692
  Accounts Receivable, net (Note 3)         67,178
  Notes Receivable (Note 4)                610,000
  Prepaid Expenses                          15,419
                                        ----------
  Total Current Assets                     693,289
                                        ----------

Fixed Assets:

  Equipment                                550,968
  Furniture & Fixtures                     144,311
  Leasehold Improvements                   218,238
                                        ----------
                                           913,517
  Less:  Accumulated Depreciation
            and Amortization               697,085
                                        ----------
  Total Net Fixed Assets                   216,432
                                        ----------


Other Assets:

  Long Term Notes Receivable (Note 4)    1,318,320
  Organization Expenses                      3,094
  Goodwill                                 259,979
  Security Deposits                         35,276
                                        ----------
  Total Other Assets                     1,616,669
                                        ----------

Total Assets                            $2,526,390
                                        ==========


          The accompanying notes are an integral part of this report.

                 DAWCIN INTERNATIONAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      LIABILITIES & SHAREHOLDERS' EQUITY
                                 (UNAUDITED)


                                                   March 31
                                                     1997
Current Liabilities:                             ------------

  Accounts Payable & Accrued Expenses (Note 5)   $    730,636
  Payroll Taxes Payable                               281,665
  Salaries Payable (Note 7)                           283,938
                                                 ------------
  Total Current Liabilities                         1,296,239
                                                 ------------

Long Term Liabilities:

  Leases Payable                                       13,051
  Notes Payable (Note 6)                              711,083
                                                 ------------
  Total Long Term Liabilities                         724,134
                                                 ------------
Total Liabilities                                   2,020,373
                                                 ------------

Shareholders' Equity (Note 8):

  Common Stock - Authorized 150 Mill. Shares,
  $.0001 Par Value, 2,688,254 Issued and
  2,682,896 Outstanding at 03/97                          369
  Paid-In-Capital in Excess of Par Value           44,304,820
  Paid-In-Capital from Treasury Stock                 946,434
  Paid-In-Capital from Warrants Exercised             902,389
  Translation Adjustment                                4,852
  Retained (Deficit)                              (44,618,428)
                                                 ------------
  Total Shareholders' Equity                        1,540,436
Less: Treasury Shares at Cost                      (1,034,419)
                                                 ------------
Net Shareholders' Equity                              506,017
                                                 ------------
Total Liabilities and Shareholders' Equity       $  2,526,390
                                                 ============



           The accompanying notes are an integral part of this report.

                 DAWCIN INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                          MARCH 31        MARCH 31        MARCH 31        MARCH 31
                                                            1997            1996            1997            1996
                                                        ------------    ------------    ------------    ------------
Revenues:
---------

  Operating Revenue                                     $     17,891    $    244,323    $    269,998    $    614,997

  Interest Income                                                -0-    $    304,165             -0-         304,165
                                                        ------------    ------------    ------------    ------------
  Gross Income                                          $     17,891    $    548,488    $    269,998    $    919,162
                                                        ------------    ------------    ------------    ------------

Operating Expenses:
-------------------

  Selling and Administrative Expenses                         72,061       1,139,632       1,778,850       2,770,607

  Cost of Shares for Services Rendered                     1,675,302         742,302       2,784,632       8,140,619

  (Gain) Loss on Investment                                      -0-         (98,831)            -0-       1,996,462

  (Gain) Loss on Sale of Assets                           (1,978,904)            -0-      (2,003,904)            -0-

  Bad Debt Expense                                               -0-            --0-             -0-         671,813

  Taxes                                                       13,251          48,514          59,348         142,764
                                                        ------------    ------------    ------------    ------------
  Total Operating Expenses                              ($   218,290)   $  1,831,617    $  2,618,926    $ 13,722,265
                                                        ------------    ------------    ------------    ------------
Net Income(Loss) from Operations                             236,181      (1,283,129)     (2,348,928)    (12,803,103)
                                                        ------------    ------------    ------------    ------------


Non-Operating & Non-Recurring:
------------------------------

Gain (Loss) on Sale of Marketable Equity Securities              -0-             -0-           1,358             -0-
                                                        ------------    ------------    ------------    ------------
Net Income(Loss)                                        $    236,181    ($ 1,283,129)   ($ 2,347,570)   ($12,803,103)
                                                        ============    ============    ============    ============
Net Income(Loss) per Outstanding
  Common Share (Note 9)                                 $       0.08        ($26.14)    ($      0.77)      ($548.41)
                                                        ============    ============    ============    ============


* NOTE: This amount has been restated to reflect a One Hundred Fifty (150)
           to One (1) reverse stock split effective October 27, 1995, and a Two Hundred (200) to One (1) reverse stock split effective October 17, 1996.


           The accompanying notes are an integral part of this report.

                 DAWCIN INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE NINE MONTHS ENDED MARCH 31
                                 (UNAUDITED)

                                                             1997            1996
                                                         ------------    ------------
Cash Flow from Operations:
--------------------------
Net (Loss)                                               ($ 2,347,570)   ($12,803,103)
Adjustments to Reconcile Net Loss
  to Net Cash Provided by Operations
   Depreciation & Amortization                                (46,638)       (236,059)
  (Gain)/Loss on Sale of Marketable Equity Securities          (1,357)         89,119
   Foreign Currency Translation Adjustment                       (676)        (14,032)
(Increase) Decrease in:
   Prepaid Expenses                                            (5,506)     (1,737,613)
   Accounts Receivable                                        181,287         164,272
   Notes Receivable                                           556,680     (10,000,000)
   Interest Receivable                                        600,000        (300,000)
   Organization Expenses                                       (2,417)         30,220
   Computer Software                                          119,992          (5,890)
   Security Deposits                                            3,425          (5,000)
Increase (Decrease) in:
   Accounts Payable                                           (53,881)       (546,254)
   Leases Payable                                             (38,958)        (50,946)
   Payroll Taxes Payable                                       42,203        (130,807)
   Notes Payable                                             (403,241)        351,273
   Loans Payable                                              747,028         263,769
   Salaries Payable                                           124,994          30,833
                                                         ------------    ------------
Net Cash Used (Provided) by Operations                       (524,635)    (24,900,218)
                                                         ------------    ------------

Cash Flow from Financing Activities:
------------------------------------

   Proceeds from Issuance of Common Stock                     372,858      20,988,222
   Purchase of Treasury Stock                                  (4,872)       (253,505)
   Retained Earnings Liquidated Subsidiaries                   73,198       1,215,564
                                                         ------------    ------------
Net Cash Flow from Financing Activities                       441,184      21,950,281
                                                         ------------    ------------


Cash Flow from Investing Activities:
------------------------------------

   Capital Expenditures Paid in Cash                          207,003         379,191
   Bank/Data Center Acquisition                                   -0-         260,993
   Goodwill                                                  (184,012)      1,938,309
   Proceeds from Sale of Marketable Equity Securities          15,857         153,771
                                                         ------------    ------------
Net Cash (Used) by Investing Activities                        38,848       2,732,264
                                                         ------------    ------------
Net Increase in Cash and Cash Equivalents                     (44,603)       (217,673)
Cash and Cash Equivalents Beginning of Period                  45,295         228,098
                                                         ------------    ------------
Cash and Cash Equivalents End of Period                  $        692    $     10,425
                                                         ============    ============

           The accompanying notes are an integral part of this report.

                   DAWCIN INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


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

NOTE 3:  ACCOUNTS RECEIVABLE

Accounts receivable consists primarily of trade receivables in connection with the Company's information technology division. There is no allowance for doubtful accounts because all receivables are deemed collectible.

NOTE 4:  NOTES RECEIVABLE

Current notes receivable consists of amounts due to the Company of $360,000 as a result of a guaranteed investment as well as a current note receivable for computer services provided to a third party. Long-term notes receivable consists of an amount due from Berwyn Holdings, Inc. ("Berwyn") in the amount of $668,320, as a result of the sale of Berwyn on January 24, 1997 to

Century Financial Services, Inc. ("Century"). This note is interest only payable quarterly at three percent (3%) per annum on the original principal amount commencing from January 24, 1996 with the first interest payment due three (3) months subsequent to this date. Thereafter commencing twelve (12) months from January 24, 1996 payments are interest only at the lesser of six percent (6%) per annum or the prime rate payable quarterly with the first payment due fifteen (15) months from January 24, 1996. Principal payments are to be paid annually within thirty (30) days of the close of the calendar year in an amount equal to fifty percent (50%) of all the net profits reported by Berwyn in accordance with the terms and conditions defined by the terms of a certain stock purchase agreement between Dawcin and Century. In addition, long term notes receivable consists of an amount due from the principals of Prime Source Managed Total Care, Inc. ("Prime"). In November 1994, the Company acquired 88% of Prime, a medical billing service that also provided managed health care. The Company later discovered substantial problems with Prime and in June 1995, the Company entered into a Demand for Arbitration with Prime. A settlement of this case has been achieved which resulted in a note receivable to the Company in the amount of $650,000 from the principals of Prime.

In October 1995, the Company signed a definitive agreement with Jetlease Finance Corp., a Florida corporation ("Jetlease"), under which the Company acquired 100% of the common stock of Fidelity Holding Corp., ("Fidelity") a wholly-owned subsidiary of Jetlease. Litigation ensued with regard to this transaction and during the nine months ended March 31, 1997, a settlement was achieved and as a result, the Company wrote off a note receivable and interest receivable in connection with this transaction.

NOTE 5:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consists of miscellaneous trade payables and amounts due to vendors. Accrued expenses consist primarily of expenses incurred during the period but invoiced after March 31, 1997.

NOTE 6:  NOTES PAYABLE

Long term notes payable consists of amounts lent to the Company by William G. Lucas, the Chairman of Dawcin. The Company will repay Mr. Lucas' loans at such time when there is sufficient revenue generated from the implementation of the Company's programs. In addition, the Company has notes payable as a result of convertible debentures. These debentures are repayable, based on their agreement, either through stock issuance or payment of cash.

NOTE 7:  SALARIES PAYABLE


Salaries payable consists primarily of amounts owed to Mr. Lucas, the Chairman of Dawcin. For approximately the past two and one half years, Mr. Lucas is owed twenty-three (23) months of salary. Mr. Lucas will continue not to draw a salary until such time when significant revenues are generated from the implementation of the Company's programs. Mr. Lucas has also forgiven a significant portion of his salary in prior years.

NOTE 8:  SHAREHOLDERS' EQUITY

At March 31, 1997 the Company had outstanding 3,688,254 shares of common stock. Management believes that the Company's common stock is greatly undervalued, and therefore, has from time to time purchased its securities on the open market. To date, the Company has reacquired 5,358 (1,071,413 reverse split 200 to 1 on October 17, 1996) shares of common stock. These shares were accounted for at cost to the issuer and at March 31, 1997, all such shares are held in the treasury.

NOTE 9:  NET INCOME (LOSS) PER SHARE

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding during the three months ended March 31, 1997 and 1996 was 2,840,339 and 49,092, respectively (the 1996 amount has been restated to reflect a 150 to 1 reverse stock split at October 1995 and a 200 to 1 reverse stock split at October 1996). The weighted average number of common shares outstanding during the nine months ended March 31, 1997 and 1996 was 3,049,642 and 23,346, respectively (the 1996 amount has been restated to reflect a 150 to 1 reverse stock split at October 1995 and a 200 to 1 reverse stock split at October 1996).

NOTE 10:  MERGERS, ACQUISITIONS AND DISPOSITIONS

On January 20, 1997, the Company's Board of Directors approved the sale of 100% of the issued and outstanding stock of Berwyn Holdings, Inc., a wholly-owned subsidiary of Dawcin, to Century Financial Services, Inc. ("Century"). As consideration for the sale of stock, Century agreed to pay to the Company a sum equal to fifty percent (50%) of the net profits of Berwyn from all currently existing accounts for as long as such accounts continue to contract with Berwyn or any successor entity to Berwyn. As additional compensation, Century will pay to the Company a sum equal to fifty percent (50%) of the net profits of Berwyn from each new account originating from an existing client contract. Said compensation shall continue for as long as the originating account and/or new account continues its contract. In addition, it is agreed to by Century that $668,320 is due to the Company by Berwyn, and Century as the new owner of Berwyn shall assume responsibility of this debt. Such debt is evidenced by a note to Dawcin executed by Berwyn. In addition, the Company and Century agree that as further consideration for this transaction, Century shall give the Company an agreement whereby the Company will act as an independent new account agent for Berwyn and the Company will be compensated for new business generated. No cash consideration was exchanged in connection with this transaction, however, this transaction has created a substantial reduction of liabilities as well as an increase in assets. The terms and conditions of this transaction can be found in the Company's 8-K filing dated February 7, 1997.

On October 17, 1996, Dawcin acquired 97% of First Equities Corp., a full service mortgage banking company in a stock for stock exchange. Subsequently, on December 10, 1996, the transaction was reversed through a combination of a spin-off and a surrender of Dawcin common stock by certain key First Equities shareholders. This transaction had no material effect on the Company's financial statements. However, shareholders of Dawcin benefited by their subsequent and continuous ownership of stock in First Equities.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes thereto.

Results of Operations

Three and Nine Months Ended March 31, 1997 Compared to Three and Nine Months Ended March 31, 1996

     Revenues. Revenues for the three and nine months ended March 31, 1997 were $17,891 and $269,998, respectively, compared to $548,488 and $919,162, respectively, for the three and nine months ended March 31, 1996. The decrease in revenues is primarily due to the sale of Berwyn Holdings, Inc. ("Berwyn"). Berwyn generated approximately $600,000 in revenue during the nine months ended March 31, 1996, however, they were operating at a deficit. Management believes its decision to sell Berwyn was in the best interest of the Company. As a result of the sale of Berwyn, the Company has reduced its liabilities and has increased its asset base and net worth.

     Selling and Administrative Expenses. Selling and Administrative expenses for the three and nine months ended March 31, 1997 were $72,061 and $1,778,850, respectively, compared to $1,139,632 and $2,770,607, respectively, at March 31, 1996. The decrease in selling and administrative expenses for the three and nine month period is due primarily to the sale of Berwyn described in the notes to the financial statements as well as a reduction of professional fees, specifically, legal fees incurred during the 1996 periods in connection with the Company's arbitration proceeding against Prime Source Managed Total Care, Inc. and litigation with regard to the Jetlease Finance Corp. transaction. In addition, salary expenses decreased due to the sale of Berwyn.

     Cost of Shares Issued for Services Rendered. The Cost of Shares Issued for Services Rendered for the three and nine months ended March 31, 1997 were $1,675,302 and $2,784,632, respectively, compared to $742,302 and $ 8,140,619, respectively, for the three and nine months ended March 31, 1996. The increase for the three month period is due primarily to adjustments made during the quarter for the correction of errors recorded in a prior period. The decrease for the nine month period is a result of the Company's efforts to reduce the amount of shares of its Common Stock issued to various consultants and professional servicers for consulting, marketing, public relations and research and development.

     (Gain)Loss on Investment and Bad-Debt Expense. There was no (Gain)Loss on Investment or Bad Debt Expense for the three and nine months ended March 31, 1997. (Gain) Loss on Investment for the three and nine months ended March 31, 1996 was $(98,831) and $1,996,462, respectively. Bad-debt expense for the three and nine months ended March 31, 1996 was $-0-and $671,813, respectively. These decreases are due to the Company having no (Gain) Loss on Investment or Bad Debt Expense in the current periods compared to the gain recognized during the three months ended March 31, 1996 in connection with the sale of an investment and the write-off during the nine months ended March 31, 1996 of Prime Source Managed Total Care, Inc. a medical billing service that also provided managed health care, located in Salt Lake City,

Utah and the write off of two inactive subsidiaries, BanServ, Inc. (BanServ) and Command Credit Limited (Limited) which occurred during the nine months ended March 31, 1996.

     Gain on Sale of Assets. Gain on sale of assets for the three and nine months ended March 31, 1997 was $1,978,904 and $2,003,904, respectively. These amounts represent the sale of Berwyn and the spin off of First Equities. There was no gain or loss on sale of assets for the three and nine months ended March 31, 1996.

     Net Losses. For the three and nine months ended March 31, 1997, the Company had net income of $236,181 and a net loss of $2,347,570, respectively, compared to net losses of $1,283,129 and $12,803,103, respectively, for the three and nine months ended March 31, 1996. These decreases are due primarily to the decrease in the cost of shares issued for services and the gain recognized on the sale of Berwyn and the spin off of First Equities. In addition, loss on investment and bad-debt expense have decreased.

Liquidity and Capital Resources

     As of March 31, 1997, the Company held cash and cash equivalents of $692. The Company had total assets of $2,526,390 and total liabilities of $2,020,373.

     In the past, the Company has experienced cash flow difficulties as a result of the substantial effort and expense incurred to implement its programs. The Company generates its cash flow almost exclusively from its operating activities. Since the sale of Berwyn, the Company has generated significantly less revenue. When the Company experiences cash flow difficulties, William G. Lucas, Chairman of Dawcin, from time to time lends the Company funds at virtually no interest. For approximately the past two and one half years, Mr. Lucas is owed twenty-three months of salary and is currently not drawing a salary. In addition, in past years Mr. Lucas has forgiven a significant portion of his salary.

     The Company currently has no material commitments for capital expenditures. The Company continues to explore new means to increase its capital base to finance current operations and to implement its business plan.

Part II - Other Information

ITEM 1.  Legal Proceedings

In April 1997, William G. Lucas, Chief Executive Officer and Chairman of Dawcin International Corp., was indicted in the United States District Court for the Southern District of New York on two criminal counts to commit wire fraud and commercial bribery. Mr. Lucas has denied the charges and intends to vigorously defend the action.

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

ITEM 2.  Changes in Securities

On October 4, 1996, the Company's Board of Directors approved a reverse stock split of its common shares, pursuant to which every Two Hundred (200) shares of the Company's issued and outstanding common stock was converted to One (1) share. This reverse split became effective the open of business on October 17, 1996. In addition, shareholders of record as of the close of business on October 16, 1996 will be granted a stock option on a one for one basis equal to the amount of post reverse split shares they own subject to the filing of a registration statement with the SEC. In order to qualify, shareholders must have held their existing shares for thirty (30) days from October 16, 1996, at which time shareholders of record will receive an option to purchase shares in Dawcin on a one for one basis at a discounted price of fifty cents ($0.50) per share.

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

ITEM 5.  Other Information

On October 8, 1996, the Company's Board of Directors approved a name change from Command Credit Corporation to Dawcin International Corp.

On October 7, 1996, the Company's Board of Directors accepted the resignation of William G. Lucas as President of Dawcin and approved the appointment of

Mr. Edward Capuano as President and Chief Operating Officer of Dawcin. Mr. Lucas still holds the title of Chairman,

Chief Executive Officer and Chief Financial Officer of the Company. On December 20, 1996 the Company's Board of Directors accepted the resignation of Mr. Edward Capuano as President and Chief Operating Officer and approved the appointment of Mr. William G. Lucas as President of Dawcin. On February 7, 1997, the Company's Board of Directors accepted the resignation of Mr. William G. Lucas as President and approved the appointment of Mr. Edward Carfero as President.

The Company filed its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, without obtaining a signature from Gulian & Company, its certified public accountant. As a result, the Company filed an Amendment to its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 to remove the audit report of Gulian & Company, to identify the financial statements filed as part of the Annual Report as unaudited, and to clarify that they are the responsibility of management and contain all necessary adjustments.

The Company intends to engage a new accounting firm to audit its financial statements for the fiscal year ended June 30, 1996 in compliance with Article 2 of Regulation S-X.

Until the Company obtains an audit report complying with Article 2 of Regulation S-X with respect to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, the Company will not be in compliance with the requirements of the Securities Exchange Act of 1934. Until a satisfactory audit report is filed, registration statements under the Securities Act of 1933 and post-effective amendments to registration statements will not be declared effective. In addition, offerings may not be made pursuant to effective registration statements, or pursuant to Rules 505 and 506 of Regulation D where any purchasers are not accredited investors under Rule 501 (a) of that Regulation, until the required audited financial statements are filed.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      EXHIBITS

 (27)    Financial Data Schedule incorporated herein.

         (b)      REPORTS ON FORM 8-K

                  Amendment No. 1 to the Company's 8-K dated February 7, 1997 to report:

                  Item 7.     Pro forma Financial Statements

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 13, 1997                       DAWCIN INTERNATIONAL CORP.
                                                  (Registrant)


                                            By: /s/ William G. Lucas
                                                --------------------------
                                                William G. Lucas, Chairman
                                                and Chief Financial Officer